Form 10-Q
period 2016-03-31
Titan Computer Services Inc.
filed 2016-06-20
CIK 1664127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended March 31, 2016

☐  Transition report pursuant to Section 13 or 15(d) of the Exchange Act
For the transition period from _________ to _________.

Commission File Number: 0-55639

TITAN COMPUTER SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	13-3778988 (IRS Employer I.D. No.)

92 Southgate Drive
Spring Valley, NY 10977
 (Address of Principal Executive Offices)

(212) 390-8311
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check One):
Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Regulation 12b-2 of the Exchange Act): YES ☐  NO ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
30,801,659 shares of common stock issued and outstanding as of June 17, 2016.

TITAN COMPUTER SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

TITAN COMPUTER SERVICES, INC.

TITAN COMPUTER SERVICES, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2016	2015
	(Unaudited)
Current Assets
Cash	$46,442	$87,639

Total Current Assets	$46,442	$87,639

Intangible Assets
Software costs	67,156	67,156
Total Intangible Assets	67,156	67,156

Total Assets	$113,598	$154,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$-	$7,500
Other current liabilities	3,104	2,729
Total Current Liabilities	3,104	10,229

Long Term Liabilities
Loan payable – related party	50,000	50,000
Redeemable common stock	13,156	13,156
Total Long Term Liabilities	63,156	63,156

Total Liabilities	66,260	73,385

Commitments and Contingencies (note 6)

Stockholders' Equity
Preferred Stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - no par value, 70,000,000 shares authorized, at March 31, 2016 and December 31, 2015 30,801,659 shares issues and outstanding at March 31, 2016 and December 31, 2015	119,011	119,011
Accumulated deficit	(71,673)	(37,601)
Total Stockholders' Equity	47,338	81,410

Total Liabilities and Stockholders' Equity	$113,598	$154,795

The accompanying notes are an integral part of these unaudited condensed financial statements.

TITAN COMPUTER SERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenue	$-	$29,400

Cost of services provided	-	6,848

Gross Profit	-	22,552

Operating Expenses
Legal and professional fee	30,694	20,950
Officer compensation	-	24,302
Other general and administrative expenses	3,003	2,745
Total operating expenses	33,697	47,997

Loss from operations	(33,697)	(25,445)

Other Income (Expenses)
Interest expense	(375)	-
Total Other Income (Expenses)	(375)	-

Net loss before tax	(34,072)	(25,445)
Provision for income taxes	-	-
Net loss	$(34,072)	$(25,445)

Earnings per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of shares of common stock - basic and fully diluted	30,801,659	600,200

 The accompanying notes are an integral part of these unaudited condensed financial statements.

TITAN COMPUTER SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Operating Activities:
Net loss	$(34,072)	$(25,445)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Change in assets and liabilities:
Accounts receivable	-	17,565
Accounts payable	-	(3,696)
Accrued expenses	(7,500)	-
Other current liabilities	375	34,196

Net Cash Provided By (Used In) Operating Activities	(41,197)	22,620

Net Cash Used In Investing Activities	-	-

Financing Activities:
Issues of Common Stock	-	2,700
Loan payable – related party	-	7,829
Shareholders' advance	-	24,302
Bank overdraft	-	(2,128)
Net Cash Provided By (Used In) financing activities	-	32,703

Net Increase (Decrease) in Cash and Cash Equivalents	(41,197)	55,323

Cash and Cash Equivalents, Beginning Of Period	87,639	-

Cash and Cash Equivalents, End Of Period	$46,442	55,323

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

TITAN COMPUTER SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

1 — BACKGROUND AND DESCRIPTION OF BUSINESS

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements of Titan Computer Services, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2015, included in Form S-1/A filed on April 20, 2016.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Titan Computer Services, Inc.

Company Background

Titan Computer Services, Inc. (the “Company”) was incorporated on July 13, 1994 in the State of New York to provide temporary and staffing solutions to a broad cross section of industries including manufacturing, retailing and healthcare.

Due to the progressive nature of digital services, the Company evolved to provide on-site IT programmers, analysts and architects for corporations, and online services for sales and marketing professionals requiring sales data, marketing intelligence and real-time leads. As a result of our purchase of a minority interest in the software known as Greentree Magic Software, the Company is also involved in the development of this software. GreenTree Magic Software is owned 51% by Green Tree Software LLC and 49% by us (software rights). The Company is developing the software to become a new product that specializes in providing business intelligence to companies in need of IT human capital. The software provides access to information for passive IT applicants in the industry. The Green Tree Magic Software was fully developed as of December 31, 2015 and will provide a business intelligence productivity tool that serves the dual purpose of business development and professional recruiting. We believe the software will help companies generate sales leads by providing access to actionable triggers, for example, a change in management, use of new software, or the type of programming language used by companies in our database. In addition, companies will be able to use the software to identify passive candidates for their job openings.

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Estimates, Risks and Concentrations

These accompanying financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to the valuation of the software rights and redeemable common stock liability. It is reasonably possible that the above-mentioned estimate and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

The Company is dependent on its ability to handle rapidly substantial quantities of data and transactions on computer-based networks and the capacity, reliability and security of the electronic delivery systems and the Internet.  Any significant failure or interruption of these systems could cause our systems to operate slowly or interrupt service for periods of time and could have a material adverse effect on our business and results of our operations.  The Company may experience shortage of capacity and increased costs associated with such usage. These events may affect our ability to store, handle and deliver data and services to our customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 Revenue Recognition (“ASC 605”).  Revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collectability is reasonably assured.  Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

The Company charges our users a fee for non-exclusive access to its web site that contains proprietary databases. The fee allows access to the web site for a one-year period. After the customer is provided with an identification number and trained in the use of the database, there are no incremental costs that will be incurred in serving this customer. The Company recognizes these charges over the life of the agreement.

Intangible Assets – Software Costs

The Company's policy is to capitalize software development costs at original cost and amortize the balance over the life of the product. The life of software development cost is determined at completion of the project. The Company reviews the amounts capitalized for impairment whenever events or circumstances indicate that the carrying amounts of the assets may not be recoverable. Amortization is recognized using the straight-line method over the following approximate useful lives:

Software rights	5 Years

The Software rights were fully developed as at balance sheet date, no amortization was provided for the year. As of March 31, 2016 and December 31, 2015, carrying value of software costs was approximately $67,156 and $67,156, respectively. Amortization expense for the three months ended March 31, 2016 and December 31, 2015 was $0.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. During the three months ended March 31, 2016 and December 31, 2015, no impairment expense was recorded.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through March 31, 2016, the Company had not experienced impairment losses on its long-lived assets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of related cash discounts, and do not bear interest.  The Company does not have any off-balance sheet exposure related to the Company’s customers.  The Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectability.  Management reviews its accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts.  In its overall allowance for doubtful accounts, the Company includes any receivable balances that are determined to be uncollectible.  Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

Advertising Costs:

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2016 and  2015 were $0.

Fair Value of Financial Instruments:

The book values of cash, prepaid expenses, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;
•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

Earnings Per Share

Basic earnings per share are computed by dividing the net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws.  In addition, a deferred tax asset can be generated by net operating loss (NOLs) carryover.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statements of operations.  No such charges have been incurred by the Company.  For the three months ended March 31, 2016 and December 31, 2015, the Company had no uncertain tax positions.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

 If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Recent Accounting Pronouncements

Recently-Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2017. Entities can choose to apply the guidance using either the full retrospective approach or a modified retrospective approach. Management is evaluating whether the adoption of this guidance will have a material impact on the Company’s financial statements.

In June 2014, the FASB issued guidance that clarifies the accounting for share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. In this case, the performance target would be required to be treated as a performance condition, and should not be reflected in estimating the grant-date fair value of the award. The guidance also addresses when to recognize the related compensation cost. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, the FASB issued ASU 2014-15 requiring management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances.  ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting December 15, 2016; the Company’s first quarter of fiscal 2018.

3 — INTANGIBLE ASSETS - SOFTWARE COSTS

Software costs, net consisted of the following:

	March 31, 2016	December 31, 2015

Software costs	$67,156	$67,156
Accumulated amortization	-	-
	$67,156	$67,156

Amortization expense for the three months ended March 31, 2016 and December 31, 2015 was approximately $0.

Green Tree Magic Software Agreement

Due to the progressive nature of digital services, the Company evolved to provide on-site IT programmers, analysts and architects for corporations, and online services for sales and marketing professionals requiring sales data, marketing intelligence and real-time leads. As a result of our purchase of a minority interest in the software known as Greentree Magic Software, the Company is also involved in the enhancements of this software.

On April 27, 2015, the Company entered into a software purchase agreement with Green Tree Software LLC, Mr. Steve Edelman, the principal of Green Tree Software LLC (“Green Tree”) and Rosenweiss Capital LLC (“Rosenweiss”) pursuant to which we purchased a 49% interest in the software known as “Greentree Magic Software” (“software”) for a total purchase price of $67,156. The Green Tree software was still in development at the time of the transaction and therefore the fair market value of the software was not clearly evident or could not be reliably measured at the time of this transaction. The fair value of the consideration given, including the stock transferred to obtain the software rights and cash paid, was a better indicator thus more reliably measurable than the fair value of the software rights acquired. Based on the above, a share price of approximately $0.001, same price used for the March and April 2015 stock transactions for the founders’ shares was used as a basis for valuing the software, plus the cash paid.

The agreement also provides that if the Company does not become a publicly traded company subject to the reporting requirements of the Securities Exchange Act of 1934 prior to April 2017, the 49% interest the Company has in the software shall revert back to Green Tree and Green Tree shall return 7,350,000 common shares of the Company back to the current shareholders of the Company and 7,350,000 of the Company’s common shares to Rosenweiss. These shares were recorded as a long-term liability, redeemable common stock and totaled $13,156 at December 31, 2015.

The agreement provides that Green Tree and Rosenweiss shall each be entitled to appoint one member to the Company’s board of directors. The Company also agreed that certain corporate actions, such as the issuance of securities, the sale of assets and assumption of liabilities (other than in the ordinary course and liabilities less than $5,000), hiring personnel, setting salaries, declaring or paying distributions require the approval of the director appointed by Rosenweiss. The decision to exercise the right of first refusal described below must also be approved by said director.

Because the Company is required to repurchase these issued common shares if the Seller exercises the above Put Option, this redemption feature meets the definition under the ASC 480-10-25-8, “Obligations to Repurchase Issuer’s Equity Shares by Transferring Assets”. Per ASC 480-10-25-8, the obligation to repurchase an issuer’s own shares by transferring assets should be recognized as a liability at inception date. Therefore, the number of potential shares needed to repurchase the common stock under this put option was 14,700,000 shares as of March 31, 2016. This obligation was recorded as a long-term liability of $13,156 as redeemable common stock liability in the accompanying balance sheet.

4 — LOAN PAYABLE - RELATED

Concurrent with the closing of the software purchase, Rosenweiss purchased 3,000,000 shares of the Company’s common stock, representing 10% of our issued and outstanding shares of common stock, for a purchase price of $0.023 per share, for aggregate gross proceeds of $70,000. The agreement also provides that Rosenweiss extend a loan to the Company in the amount of $50,000. The Company was granted a loan in the amount of $50,000 on May 29, 2015 expiring on May 29, 2019 at a rate of 3% per annum.

5 — INCOME TAXES

Effective January 1, 2015, the Company converted from an S-Corporation to a C-Corporation. The profits of a C-Corporation are taxed at the applicable corporate tax rates.

Deferred Tax Assets

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2016 and 2015 annual effective tax rate is estimated to be a combined 38% for the U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of March 31, 2016 and December 31, 2015, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 38% effective tax rate) as of March 31, 2016 and December 31, 2015, respectively, are as follows:

	Total	Total	Deferred Tax Asset
	2016	2015	2016	2015
Net operating loss carry-forward	80,430	46,358	30,563	17,616
Less: valuation allowance	(80,430)	(46,358)	(30,563)	(17,616)
Total	$-	$-	$-	$-

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $80,000 at March 31, 2016, that is potentially available to offset future taxable income, which will begin to expire in the year 2030. For financial reporting purposes, no deferred tax asset was recognized because at March 31, 2016 and December 31, 2015, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $31,000 and $18,000 for the three months ended March 31, 2016 and 2015. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2012, except that in the future , earlier tax years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

The reconciliation between income taxes (benefit) at the U.S. and State statutory tax rates and the amount recorded in the accompanying financial statements is as follows:

	March 31,	March 31,
	2016	2015
Tax benefit at U.S. federal statutory rate	$(12,947)	$(9,669)
State income taxes/(benefit) before valuation allowance, net of federal benefit	-	-
Increase in valuation allowance	12,947	9,669
Total provision for income tax benefit	$-	$-

6 — COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the three months ended March 31, 2016 and 2015, the Company did not have any legal actions pending against it.

7 — STOCKHOLDERS’ EQUITY

In February 2015, the Company filed certificate of amendment and the amendment effected by this certificate of amendment relates to an increase in the authorized share capital of the corporation from 200 shares, no par value, to 75,000,000 shares, no par value, consisting of 70,000,000 shares of common stock, no par value, and 5,000,000 shares of preferred stock.

Stock Transactions

In March and April 2015, the Company closed on the sale of an aggregate of 13,000,000 shares of common stock at a purchase price of $0.001 per share for aggregate proceeds of $13,000 in a private offering.

On April 27, 2015, the Company closed on the sale of an aggregate of 3,000,000 shares of common stock at a purchase price of $0.023 per share for aggregate proceeds of $70,000 to Rosenweiss relating to the Green Tree Magic Software Agreement.

In May and June 2015, we closed on the sale of an aggregate of 101,459 shares of common stock at a purchase price of $0.35 per share, for aggregate gross proceeds of $35,511.

On April 27, 2015, the Company issued 14,700,000 shares of its common stock and $54,000 in cash to Green Tree for its 49% interest in the software.

As of March 31, 2016 and December 31, 2015, the Company has no preferred stock issued and outstanding. As of March 31, 2016 and December 31, 2015, the Company has 30,801,659 shares of no par common stock issued and outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain  "forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may",  "will", "expect", "believe",  "explore",  "consider",  "anticipate",  "intend", "could", "estimate",  "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to pay our lender and other creditors,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officer,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our product,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

●
 Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions.

We are also subject to other risks detailed from time to time in our other filings with Securities and Exchange Commission and elsewhere in this report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Critical Accounting Policy and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Actual results may differ from these estimates.

We define critical accounting policies as those that are reflective of significant judgments and uncertainties and which may potentially result in materially different results under different assumptions and conditions. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. These estimates are subject to an inherent degree of uncertainty.

RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also forward-looking statements which involve risks and uncertainties and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, our actual results may differ materially from the results discussed in the forward-looking statements. The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes appearing in the Company’s most recently filed prospectus.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

Revenue for the three-month periods ended March 31, 2016 was $0, a decrease of $29,400 or 100% compared to $29,400 for the comparable period of 2015.

The revenues were derived from placement fees paid by employers upon the successful placement of our clients. The decrease in revenues during the three months ended March 31, 2016 was primarily due to the fact that a contract with a major customer ended during 2015 and in addition management devoted less time and resources to our individual placement business due to its concentration on developing software to become a technology based placement business.  These activities included Beta testing and additional population of the data fields which occurred in the early part of the first quarter of 2016 followed by initial marketing.

Cost of goods sold

Our cost of goods sold for the three-months periods ended March 31, 2016 was $0, a decrease of $6,848 or 100% compared to $6,848 for the comparable period of 2015.  Total gross margin was approximately 76.7% of sales in 2015.

For the reasons described above there were no revenues in the first quarter of 2016 and therefore there is no cost of goods sold or gross margins.  We cannot predict at this time what our gross margins will be going forward with our new business strategy and under the circumstances, past performance is certainly no indication of future performance.

Operating expenses

Operating expenses for the three months ended March 31, 2016 were $33,697 which was comprised of professional fees and expenses of $30,694 and other general and administrative expenses of $3,003 as compared with operating expenses of $47,997 for the three months ended March 31, 2015 which was comprised of professional fees and expenses of $20,950, compensation expenses of $24,302 and other general and administrative expenses of $2,745.  The decrease is primarily due to not having incurred any officer compensation expenses which offset greater professional fees relating to our going public.

Interest expense

Interest expense for the three- months periods ended March 31, 2016 was $375, an increase of $375 or 100%, compared to $0 for the comparable period of 2015.

Net loss from continuing operations

For the reasons above, the Company had a net loss for the three-months periods ended March 31, 2016 of $34,072, which is an increase of approximately 34% compared to a net loss of $25,445 for the comparable period of 2015.

Liquidity and Capital Resources at March 31, 2016

As of March 31, 2016, the Company had current assets of $46,442 consisting of cash and cash equivalents. Also at March 31, 2016, the Company had current liabilities of $3,104 consisting of accrued interest of $1,250 and accrued taxes of $1,854.

The Company had net working capital of $43,338 as of March 31, 2016.  The Company intends to continue to focus on increasing market share which should result in cash flow from operations.  Currently, we do not have any material long-term obligations other than the $50,000 note described in Note 4 to the financial statements included in this report. As we seek to increase our sales we may use existing cash reserves, long-term financing, or other means to finance such growth.

If the Company’s cash flow from operations is insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. The Company expects that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders.

In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The Company has not made any adjustments to the financial statements which would be necessary should the Company not be able to continue as a going concern.

2016 Plans

Our plan of operations for the remainder of this year is to continue marketing the Green Tree Magic Software and promoting the software to our current and former clients through email, telephone, and on-site sales calls. In the medium term (2-3 years) we hope to acquire 3 to 7 new client accounts per month at $8,000 per user and thereafter to expand the customer base and reach of clients targeting emerging markets. While the focal point of our business will be the sale of licenses to the Green Tree Software, we intend to restart our historical business of placing individuals to the extent we have the resources to devote to it.

No assurances can be given that any of these plans will come to fruition or that if implemented that they will necessarily yield positive results.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in the heading “Risk Factors” beginning on page 2 of our Prospectus on Form S1/A filed on April 20, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Prospectus on Form S1/A filed.

The Company’s prospectus is available at no cost at www.sec.gov.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report, concluded that as of that date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The conclusions notwithstanding, you are advised that no system is foolproof.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15 that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).

3.1.1	Amended Articles of Incorporation (incorporated by reference to exhibit 3.1.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).

3.2	Bylaws of the Company (incorporated by reference to exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Leonard Rosenfield	Principal Executive Officer and Principal Financial and Accounting Officer	June 20, 2016
Leonard Rosenfield