Form 10-Q
period 2016-06-30
Titan Computer Services Inc.
filed 2016-08-15
CIK 1664127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended June 30, 2016

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
 29,826,659 shares of common stock issued and outstanding as of August 12, 2016.

TITAN COMPUTER SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

TITAN COMPUTER SERVICES, INC.

TITAN COMPUTER SERVICES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2016	2015
	(Unaudited)
Current Assets
Cash	$44,028	$87,639
Account receivable	-	-
Total Current Assets	$44,028	$87,639

Intangible Assets
Software Rights, net	63,798	67,156
Total Intangible Assets	63,798	67,156

Total Assets	$107,826	$154,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$8,575	$7,500
Subscription payable	1,000	-
Other current liabilities	3,479	2,729
Total Current Liabilities	13,054	10,229

Long Term Liabilities
Loan payable – related party	50,000	50,000
Redeemable common stock	13,156	13,156
Total Long Term Liabilities	63,156	63,156

Total Liabilities	76,210	73,385

Commitments and Contingencies (note 6)

Stockholders' Equity
Preferred Stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding
Common stock - no par value, 70,000,000 shares authorized, at June 30, 2016 and December 31, 2015 29,826,659 and 30,801,659 shares issues and outstanding at June 30, 2016 and December 31, 2015	130,511	119,011
Accumulated deficit	(98,895)	(37,601)
Total Stockholders' Equity	31,616	81,410

Total Liabilities and Stockholders' Equity	$107,826	$154,795

The accompanying notes are an integral part of these interim condensed financial statements.

TITAN COMPUTER SERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$-	$40,210	$-	$69,610

Cost of services provided	-	19,720	-	26,569

Gross Profit	-	20,490	-	43,041

Operating Expenses
Legal and professional fee	18,230	400	48,924	21,350
Officers compensation	-	-	-	24,302
Other general and administrative expenses	8,617	2,731	11,620	5,476
Total operating expenses	26,847	3,131	60,544	51,128

Profit (loss) from operations	(26,847)	17,359	(60,544)	(8,087)

Other Income (Expenses)
Interest expense	(375)	-	(750)	-
Total Other Income (Expenses), Net	(375)	-	(750)	-

Net Income (loss) before tax	(27,222)	17,359	(61,294)	(8,087)

Provision for income taxes	-	-	-	-
Net Income (loss)	$(27,222)	$17,359	$(61,294)	$(8,087)

Earnings per share - basic and fully diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted-average number of shares of common stock - basic and fully diluted	30,801,934	20,611,191	30,801,796	10,660,975

 The accompanying notes are an integral part of these interim condensed financial statements.

TITAN COMPUTER SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Operating Activities:
Net loss	$(61,294)	$(8,087)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Amortization expense	3,358	-
Change in assets and liabilities:
Accounts receivable	-	17,565
Accounts payable	-	(5,376)
Accrued expenses	1,075	-
Other current liabilities	750	1,050
Net Cash Provided By (Used In) Operating Activities	(56,111)	5,152

Investing Activities:
Acquisition of computer software rights	-	(67,156)
Net Cash Used In Investing Activities	-	(67,156)

Financing Activities:
Issues of Common Stock	12,500	130,667
Loan payable – related party	-	50,000
Shareholders' advance	-	14,054
Bank overdraft	-	(2,128)
Net Cash Provided By (Used In) financing activities	12,500	192,593

Net Increase (Decrease) in Cash and Cash Equivalents	(43,611)	130,589

Cash and Cash Equivalents, Beginning Of Period	87,639	-

Cash and Cash Equivalents, End Of Period	$44,028	130,589

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Redeemable Common Stock	$-	-

The accompanying notes are an integral part of these interim condensed financial statements.

TITAN COMPUTER SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)

1 — BACKGROUND AND DESCRIPTION OF BUSINESS

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Titan Computer Services, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2015, included in Form S1/A filed on April 20, 2016.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Titan Computer Services, Inc..

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

Software rights                                        5 Years

The Software rights were fully developed as at balance sheet date, no amortization was provided for the year. As of June 30,  2016 and December 31, 2015, carrying value of software costs was approximately $63,798 and $67,156, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $ 3,358 and $0, respectively.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. During the six months ended June 30, 2016 and  2015, no impairment expense was recorded.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through June 30, 2016, the Company had not experienced impairment losses on its long-lived assets.

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

Advertising Costs:

Advertising costs are expensed as incurred. Advertising costs for the six months ended June 30, 2016 and 2015 were $0.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statements of operations.  No such charges have been incurred by the Company.  For the six months ended June 30, 2016 and 2015, the Company had no uncertain tax positions.

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

3 — INTANGIBLE ASSETS - SOFTWARE RIGHTS

Software rights, net consisted of the following:

	June 30, 2016	December 31, 2015

Software rights	$67,156	$67,156
Accumulated amortization	(3,358)	-
	$63,798	$67,156

Amortization expense for the six months ended June 30, 2016 and 2015 was approximately $3,358 and $0.

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

The agreement also provides that if the Company does not become a publicly traded company subject to the reporting requirements of the Securities Exchange Act of 1934 prior to April 2017, the 49% interest the Company has in the software shall revert back to Green Tree and Green Tree shall return 7,350,000 common shares of the Company back to the current shareholders of the Company and 7,350,000 of the Company’s common shares to Rosenweiss. These shares were recorded as a long-term liability, redeemable common stock and totaled $13,156 at June 30, 2016 and December 31, 2015.

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

Because the Company is required to repurchase these issued common shares if the Seller exercises the above Put Option, this redemption feature meets the definition under the ASC 480-10-25-8, “Obligations to Repurchase Issuer’s Equity Shares by Transferring Assets”. Per ASC 480-10-25-8, the obligation to repurchase an issuer’s own shares by transferring assets should be recognized as a liability at inception date. Therefore, the number of potential shares needed to repurchase the common stock under this put option was 14,700,000 shares as of June 30, 2016 and December 31, 2015. This obligation was recorded as a long-term liability of $13,156 as redeemable common stock liability in the accompanying condensed balance sheet.

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2016 and 2015 annual effective tax rate is estimated to be a combined 38% for the U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of June 30, 2016 and December 31, 2015, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 38% effective tax rate) as of June 30, 2016 and December 31, 2015, respectively, are as follows:

	Total	Total	Deferred Tax Asset
	2016	2015	2016	2015
Net operating loss carry-forward	107,652	46,358	40,908	17,616
Less: valuation allowance	(107,652)	(46,358)	(40,908)	(17,616)
Total	$-	$-	$-	$-

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $108,000 at June 30, 2016, that is potentially available to offset future taxable income, which will begin to expire in the year 2030. For financial reporting purposes, no deferred tax asset was recognized because at June 30, 2016 and December 31, 2015, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $54,000 and $18,000 for the six months ended June 30, 2016 and 2015. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2012, except that in the future, earlier tax years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

The reconciliation between income taxes (benefit) at the U.S. and State statutory tax rates and the amount recorded in the accompanying financial statements is as follows:

	June 30,	June 30,
	2016	2015
Tax benefit at U.S. federal statutory rate	$(23,292)	$(3,073)
State income taxes/(benefit) before valuation allowance, net of federal benefit	-	-
Increase in valuation allowance	23,292	3,073
Total provision for income tax benefit	$-	$-

6 — COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the six months ended June 30, 2016 and 2015, the Company did not have any legal actions pending against it.

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

On June 28, 2016, we closed on the sale of an aggregate of 25,000 shares of common stock at a purchase price of $0.5 per share, for aggregate gross proceeds of $12,500.

On June 30, 2016, the Company cancelled 1,000,000 shares which were erroneously listed as being issued during the private offering.

As of June 30, 2016 and December 31, 2015, the Company has no preferred stock issued and outstanding. As of June 30, 2016 and December 31, 2015, the Company has 29,826,659 and 30,801,659 shares of no par common stock issued and outstanding.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue

Revenue for the three month period ended June 30, 2016 was $0, a decrease of $40,210 or 100% compared to $40,210 for the comparable period of 2015.

The revenues were derived from placement fees paid by employers upon the successful placement of our clients. The decrease in revenues during the three months ended June 30, 2016 was primarily due to the fact that a contract with a major customer ended during 2015 and in addition management devoted less time and resources to our individual placement business due to its concentration on marketing software as we became a technology based placement business and on becoming a public company.  These activities included completing the registration process with the Securities and Exchange Commission which occurred in the early part of the second quarter of 2016 followed by initial marketing.

Cost of goods sold

Our cost of goods sold for the three month period ended June 30, 2016 was $0, a decrease of $19,720 or 100% compared to $19,720 for the comparable period of 2015.  Total gross margin was approximately 49% of sales in 2015.

For the reasons described above there were no revenues in the second quarter of 2016 and therefore there is no cost of goods sold or gross margins.  We cannot predict at this time what our gross margins will be going forward with our new business strategy and under the circumstances, past performance is certainly no indication of future performance.

Operating expenses

Operating expenses for the three months ended June 30, 2016 were $26,847 which was comprised of professional fees and expenses of $18,230 and other general and administrative expenses of $8,617 as compared with operating expenses of $3,131 for the three months ended June 30, 2015 which was comprised of professional fees and expenses of $400 and other general and administrative expenses of $2,731.  The increase is primarily due to having incurred significantly greater professional fees relating to our going public.

Interest expense

Interest expense for the three month period ended June 30, 2016 was $375, an increase of $375 or 100%, compared to $0 for the comparable period of 2015.

Net loss from continuing operations

For the reasons above, the Company had a net loss for the three-months periods ended June 30, 2016 of $27,222, which is a decrease of approximately 156.8% compared to net income of $17,359 for the comparable period of 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue

Revenue for the six-month periods ended June 30, 2016 was $0, a decrease of $69,610 or 100% compared to $69,610 for the comparable period of 2015.

The revenues were derived from placement fees paid by employers upon the successful placement of our clients. The decrease in revenues during the six months ended June 30, 2016 was primarily due to the fact that a contract with a major customer ended during 2015 and in addition management devoted less time and resources to our individual placement business due to its concentration on completing development and then marketing software as we became a technology based placement business and on becoming a public company.  These activities included Beta testing and additional population of the data fields which occurred in the early part of the first quarter of 2016 followed by initial marketing and completing the registration process with the Securities and Exchange Commission which occurred in the early part of the second quarter of 2016.

Cost of goods sold

Our cost of goods sold for the six month period ended June 30, 2016 was $0, a decrease of $26,569 or 100% compared to $26,569 for the comparable period of 2015.  Total gross margin was approximately 38.2% of sales in 2015.

For the reasons described above there were no revenues in the second quarter of 2016 and therefore there is no cost of goods sold or gross margins.  We cannot predict at this time what our gross margins will be going forward with our new business strategy and under the circumstances, past performance is certainly no indication of future performance.

Operating expenses

Operating expenses for the six months ended June 30, 2016 were $60,544 which was comprised of professional fees and expenses of $48,924 and other general and administrative expenses of $11,620 as compared with operating expenses of $51,128 for the six months ended June 30, 2015 which was comprised of professional fees and expenses of $21,350, compensation expenses of $24,302 and other general and administrative expenses of $5,476.  The decrease is primarily due to not having incurred any officer compensation expenses which offset greater professional fees relating to our going public.

Interest expense

Interest expense for the six month period ended June 30, 2016 was $750, an increase of $750 or 100%, compared to $0 for the comparable period of 2015.

Net loss from continuing operations

For the reasons above, the Company had a net loss for the six month period ended June 30, 2016 of $61,294, which is an increase of approximately 757.9% compared to a net loss of $8,087 for the comparable period of 2015.

Liquidity and Capital Resources at June 30, 2016

As of June 30, 2016, the Company had current assets of $44,028 consisting of cash and cash equivalents. Also at June 30, 2016, the Company had current liabilities of $13,054 consisting of accrued expenses of $8,575 and other liabilities of $4,479.

The Company had net working capital of $30,974 as of June 30, 2016.  The Company intends to continue to focus on making sales and which should result in cash flow from operations.  Currently, we do not have any material long-term obligations other than the $50,000 note described in Note 4 to the financial statements included in this report. As we seek to increase our sales we may use existing cash reserves, long-term financing, or other means to finance such growth.

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

RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in the heading “Risk Factors” beginning on page 2 of our Prospectus on Form S-1/A filed on April 20, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Prospectus on Form S-1/A filed.

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

SIGNATURE	TITLE	DATE

/s/ Leonard Rosenfield	Principal Executive Officer and Principal Financial and Accounting Officer	August 15, 2016
Leonard Rosenfield