Form 10-Q
period 2016-09-30
Titan Computer Services Inc.
filed 2016-11-15
CIK 1664127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
 29,826,659 shares of common stock issued and outstanding as of November 14, 2016.

TITAN COMPUTER SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

TITAN COMPUTER SERVICES, INC.

TITAN COMPUTER SERVICES, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2016	2015
	(Unaudited)
Current Assets
Cash	$32,068	$87,639
Total Current Assets	$32,068	$87,639

Intangible Assets
Software Rights, net	60,440	67,156
Total Intangible Assets	60,440	67,156

Total Assets	$92,508	$154,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$15,372	$7,500
Due to related party	11,829	-
Other current liabilities	3,854	2,729
Total Current Liabilities	31,055	10,229

Long Term Liabilities
Loan payable – related party	50,000	50,000
Redeemable common stock	13,156	13,156
Total Long Term Liabilities	63,156	63,156

Total Liabilities	94,211	73,385

Commitments and Contingencies (note 6)

Stockholders' Equity
Preferred Stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding
Common stock - no par value, 70,000,000 shares authorized, at September 30, 2016 and December 31, 2015 29,826,659 and 30,801,659 shares issues and outstanding at September 30, 2016 and December 31, 2015	130,511	119,011
Accumulated deficit	(132,214)	(37,601)
Total Stockholders' Equity	(1,703)	81,410

Total Liabilities and Stockholders' Equity	$92,508	$154,795

The accompanying notes are an integral part of these interim condensed financial statements.

TITAN COMPUTER SERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$-	$20,432	$-	$90,042

Cost of services provided	-	9,996	-	36,565

Gross Profit	-	10,436	-	53,477

Operating Expenses
Legal and professional fee	14,822	-	63,746	20,000
Officer Payroll and Benefits	5,765	-	5,765	24,302
Other general and administrative expenses	12,357	7,708	23,977	14,534
Total operating expenses	32,944	7,708	93,488	58,836

Profit from operations	(32,944)	2,728	(93,488)	(5,359)

Other Income (Expenses)
Interest expense	(375)	(500)	(1,125)	(500)
Total Other Income (Expenses), Net	(375)	(500)	(1,125)	(500)

Net Income before tax	(33,319)	2,228	(94,613)	(5,859)

Provision for income taxes	-	(1,854)	-	(1,854)
Net Income (loss)	$(33,319)	$374	$(94,613)	$(7,713)

Earnings per share - basic and fully diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted-average number of shares of common stock - basic and fully diluted	29,837,528	30,714,702	30,478,027	17,419,007

The accompanying notes are an integral part of these unaudited financial statements

TITAN COMPUTER SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Operating Activities:
Net loss	$(94,613)	$(7,713)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Amortization expense	6,716	-
Change in assets and liabilities:
Accounts receivable	-	17,565
Accounts payable	-	(5,376)
Accrued expenses	7,872	500
Other current liabilities	1,125	1,050
Net Cash Provided By (Used In) Operating Activities	(78,900)	6,026

Investing Activities:
Acquisition of computer software rights	-	(54,000)
Net Cash Used In Investing Activities	-	(54,000)

Financing Activities:
Issues of Common Stock	11,500	118,511
Loan payable – related party	-	50,000
Shareholders' advance	11,829	2,253
Bank overdraft	-	(2,128)
Net Cash Provided By financing activities	23,329	168,636

Net Increase (Decrease) in Cash	(55,571)	120,662

Cash, Beginning Of Period	87,639	-

Cash, End Of Period	$32,068	$120,662

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Shares issued for acquisition of software costs	$-	$13,156
Redeemable common stock	$-	$13,156

The accompanying notes are an integral part of these interim condensed financial statements

TITAN COMPUTER SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Titan Computer Services, Inc..

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not hold any cash Equivalents as of September 30, 2016.

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

Software rights                                        5 Years

The Software rights were fully developed as at balance sheet date, no amortization was provided for the year. As of September 30, 2016 and December 31, 2015, carrying value of software costs was approximately $60,440 and $67,156, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $ 6,716 and $0, respectively.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. During the nine months ended September 30, 2016 and 2015, no impairment expense was recorded.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through September 30, 2016, the Company had not experienced impairment losses on its long-lived assets.

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

Advertising Costs:

Advertising costs are expensed as incurred. Advertising costs for the nine months ended September 30, 2016 and 2015 were $0.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statements of operations.  No such charges have been incurred by the Company.  For the nine months ended September 30, 2016 and 2015, the Company had no uncertain tax positions.

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

3 — INTANGIBLE ASSETS - SOFTWARE RIGHTS

Software rights, net consisted of the following:

	September 30, 2016	December 31, 2015

Software rights	$67,156	$67,156
Accumulated amortization	(6,716)	-
	$60,440	$67,156

Amortization expense for the nine months ended September 30, 2016 and 2015 was approximately $6,716 and $0.

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

The agreement also provides that if the Company does not become a publicly traded company subject to the reporting requirements of the Securities Exchange Act of 1934 prior to April 2017, the 49% interest the Company has in the software shall revert back to Green Tree and Green Tree shall return 7,350,000 common shares of the Company back to the current shareholders of the Company and 7,350,000 of the Company’s common shares to Rosenweiss. These shares were recorded as a long-term liability, redeemable common stock and totaled $13,156 at September 30, 2016 and December 31, 2015.

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

Because the Company is required to repurchase these issued common shares if the Seller exercises the above Put Option, this redemption feature meets the definition under the ASC 480-10-25-8, “Obligations to Repurchase Issuer’s Equity Shares by Transferring Assets”. Per ASC 480-10-25-8, the obligation to repurchase an issuer’s own shares by transferring assets should be recognized as a liability at inception date. Therefore, the number of potential shares needed to repurchase the common stock under this put option was 14,700,000 shares as of September 30, 2016 and December 31, 2015. This obligation was recorded as a long-term liability of $13,156 as redeemable common stock liability in the accompanying condensed balance sheet.

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2016 and 2015 annual effective tax rate is estimated to be a combined 38% for the U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of September 30, 2016 and December 31, 2015, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 38% effective tax rate) as of September 30, 2016 and December 31, 2015, respectively, are as follows:

	Total	Total	Deferred Tax Asset
	2016	2015	2016	2015
Net operating loss carry-forward	140,971	46,358	53,569	17,616
Less: valuation allowance	(140,971)	(46,358)	(53,569)	(17,616)
Total	$-	$-	$-	$-

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $141,000 at September 30, 2016, that is potentially available to offset future taxable income, which will begin to expire in the year 2030. For financial reporting purposes, no deferred tax asset was recognized because at September 30, 2016 and December 31, 2015, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $54,000 and $18,000 for the nine months ended September 30, 2016 and 2015. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2012, except that in the future, earlier tax years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

The reconciliation between income taxes (benefit) at the U.S. and State statutory tax rates and the amount recorded in the accompanying financial statements is as follows:

	September 30,	September 30,
	2016	2015
Tax benefit at U.S. federal statutory rate	$(35,953)	$(2,931)
State income taxes/(benefit) before valuation allowance, net of federal benefit	-	-
Increase in valuation allowance	35,953	2,931
Total provision for income tax benefit	$-	$-

6 — COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the nine months ended September 30, 2016 and 2015, the Company did not have any legal actions pending against it.

7 — RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2016 and 2015, the Company paid approximately $6,000 and $24,000, respectively, of Officer Payroll and Benefits to Mr. Lenny Rosenfield.

At September 30, 2016 and December 31, 2015, the balance due to a shareholder was approximately $12,000 and $0, respectively.  It was interest free and repayable on demand.

8 — STOCKHOLDERS’ EQUITY

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

In June 28, 2016, we closed on the sale of an aggregate of 25,000 shares of common stock at a purchase price of $0.5 per share, for aggregate gross proceeds of $12,500.

On July 1, 2016, the Company corrected the total shares issued to agree to number of shares held by the transfer agent, since there was one million shares incorrectly recorded as issued to the CEO in the prior year totaling $1,000.

As of September 30, 2016 and December 31, 2015, the Company has no preferred stock issued and outstanding. As of September 30, 2016 and December 31, 2015, the Company has 29,826,659 and 30,801,659 shares of no par common stock issued and outstanding, respectively.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue

Revenue for the three month period ended September 30, 2016 was $0, a decrease of $20,432 or 100% compared to $20,432 for the comparable period of 2015.

The revenues were derived from placement fees paid by employers upon the successful placement of our clients. The decrease in revenues during the three months ended September 30, 2016 was primarily due to the fact that a contract with a major customer ended during 2015 and in addition management devoted less time and resources to our individual placement business due to its concentration on marketing software as we became a technology based placement business and on becoming a public company.  These activities included completing the listing process with NASDAQ which occurred in the early part of the second quarter of 2016 followed by initial marketing.

Cost of goods sold

Our cost of goods sold for the three month period ended September 30, 2016 was $0, a decrease of $9,996 or 100% compared to $9,996 for the comparable period of 2015.  Total gross margin was approximately 51% of sales in 2015.

For the reasons described above there were no revenues in the third quarter of 2016 and therefore there is no cost of goods sold or gross margins.  We cannot predict at this time what our gross margins will be going forward with our new business strategy and under the circumstances, past performance is certainly no indication of future performance.

Operating expenses

Operating expenses for the three months ended September 30, 2016 were $32,944 which was comprised of professional fees and expenses of $14,822, compensation expenses of $5,765 and other general and administrative expenses of $12,357 as compared with operating expenses of $7,708 for the three months ended September 30, 2015 which was comprised of general and administrative expenses.  The increase is primarily due to having incurred significantly greater professional fees relating to our being public.

Interest expense

Interest expense for the three month period ended September 30, 2016 was $375, a decrease of $125 or 25%, compared to $500 for the comparable period of 2015.

Net loss from continuing operations

For the reasons above, the Company had a net loss for the three month period ended September 30, 2016 of $33,319, which is a decrease of approximately 9,009% compared to net income of $374 for the comparable period of 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue

Revenue for the nine month period ended September 30, 2016 was $0, a decrease of $90,042 or 100% compared to $90,042 for the comparable period of 2015.

The revenues were derived from placement fees paid by employers upon the successful placement of our clients. The decrease in revenues during the nine months ended September 30, 2016 was primarily due to the fact that a contract with a major customer ended during 2015 and in addition management devoted less time and resources to our individual placement business due to its concentration on completing development and then marketing software as we became a technology based placement business and on becoming a public company.  These activities included Beta testing and additional population of the data fields which occurred in the early part of the first quarter of 2016 followed by initial marketing and completing the registration process with the Securities and Exchange Commission which occurred in the early part of the second quarter of 2016 and then prosecuting our listing application with NASDAQ during the third quarter.

Cost of goods sold

Our cost of goods sold for the nine month period ended September 30, 2016 was $0, a decrease of $36,565 or 100% compared to $36,565 for the comparable period of 2015.  Total gross margin was approximately 59% of sales in 2015.

For the reasons described above there were no revenues in the third quarter of 2016 and therefore there is no cost of goods sold or gross margins.  We cannot predict at this time what our gross margins will be going forward with our new business strategy and under the circumstances, past performance is certainly no indication of future performance.

Operating expenses

Operating expenses for the nine months ended September 30, 2016 were $93,488 which was comprised of professional fees and expenses of $63,746, compensation expenses of $5,765 and other general and administrative expenses of $23,977 as compared with operating expenses of $58,836 for the nine months ended September 30, 2015 which was comprised of professional fees and expenses of $20,000, compensation expenses of $24,302 and other general and administrative expenses of $14,534.  The increase is primarily due to having incurred significantly greater professional fees relating to our being public which was offset by lower compensation expenses.

Interest expense

Interest expense for the nine month period ended September 30, 2016 was $1,125, an increase of $625 or 125%, compared to $500 for the comparable period of 2015.

Net loss from continuing operations

For the reasons above, the Company had a net loss for the nine month period ended September 30, 2016 of $94,613, which is an increase of approximately 1,227% compared to a net loss of $7,713 for the comparable period of 2015.

Liquidity and Capital Resources at September 30, 2016

As of September 30, 2016, the Company had current assets of $32,068 consisting of cash and cash equivalents. Also at September 30, 2016, the Company had current liabilities of $31,055 consisting of accrued expenses of $15,372 and other liabilities of $15,683, of which $11,829 is due to a related party.

The Company had net working capital of $1,013 as of September 30, 2016.  The Company intends to continue to focus on making sales and which should result in cash flow from operations.  Currently, we do not have any material long-term cash obligations other than the $50,000 note described in Note 4 to the financial statements included in this report. As we seek to increase our sales we may use existing cash reserves, long-term financing, or other means to finance such growth.

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

SIGNATURE	TITLE	DATE

/s/ Leonard Rosenfield	Principal Executive Officer and Principal Financial and Accounting Officer	November 15, 2016
Leonard Rosenfield