Form 10-K
period 2016-12-31
Titan Computer Services Inc.
filed 2017-04-03
CIK 1664127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2016

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 0-55639

TITAN COMPUTER SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEW YORK	13-3778988
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

720 Monroe Street, Suite E210
Hoboken, New Jersey 07030
(Address of Principal Executive Offices)

(631) 974-7646
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
COMMON STOCK, NO PAR VALUE PER SHARE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $121,017 as of June 30, 2016, based upon a bid price of $0.01 per share for the registrant’s common stock on such date.

On March 25, 2017, a total of 29,826,659 shares of our common stock were outstanding.

TITAN COMPUTER SERVICES, INC.

FORWARD LOOKING INFORMATION
MAY PROVE INACCURATE

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US THAT ARE BASED ON THE BELIEFS OF MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO US. WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “SHOULD,” “PLAN,” AND “EXPECT” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, PLANNED OR EXPECTED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

Index

PART I

ITEM 1. Business

Overview

We were incorporated on July 13, 1994 in the State of New York to recruit and provide an array of IT personnel for businesses. Due to the progressive nature of digital services, the Company evolved to provide on-site IT programmers, analysts and architects for corporations, and online services for sales and marketing professionals requiring sales data, marketing intelligence and real-time leads. Historically, our business was a traditional “head hunter” agency which provided on-site IT programmers, analysts and other IT professionals for businesses. In April 2015, we purchased from Green Tree Software LLC a 49% interest in its product called GreenTree Magic Software, which has a database that provides access to information on IT professionals in the industry. In addition to technical qualifications of IT staff for companies included in the database, the software also provides business intelligence that allows companies to find other businesses that may need their services. The database includes contact information, type of technology used, management information and real-time leads that we believe will enable companies to better target their recruiting efforts. As a result of our purchase of the minority interest in the Greentree Magic Software, the Company’s primary business activity during 2016 was marketing the software.  To date, four (4) licenses have been sold.  As a result, we are changing our business focus to not being reliant on sales of the software.

Business

Historically, our business was a traditional “head hunter” agency which provided personnel recruitment, programming and IT contingent staff to businesses.  Our clients have included Goldman Sachs, Panasonic, Federal Reserve Bank, and Xpress Scripts.  While our focus during 2016 switched from the provision of traditional placement agency services to development and marketing of software to create a technology based placement agency, commencing in 2017 we expect once again to devote resources to our traditional business of placement services.

We have provided the following IT services: (i) Onsite programmers, analysts and architects – recruiting IT personnel for companies either on an hourly basis acting as a consulting firm or as full time employee positions for a one time placement fee acting as a staffing company; (ii) Programming - providing experienced consultants, offering programming languages such as JAVA C++ PHP C# .NET and supplying talent to work alongside the existing staff of a given company, giving technical advice and acumen to compliment and bolster the existing staff; and (iii) Quality Assurance – providing experience quality assurance personal and business analysts in the same companies and clients as our programming staff.

Commencing in 2017 we will attempt to expand our customer base and begin providing placement services to non-IT related customers.  Our initial focus will be the provision of personnel in the IT and telecommunications fields and temporary placements in the food industry on a recurring basis.

GreenTree Magic Software

In connection with our agreement with Green Tree Software LLC described under Green Tree Magic Software Agreement below, we acquired a 49% minority interest of the Green Tree Magic Software and we have, together with Green Tree Software LLC, the exclusive rights to market and distribute the software worldwide. Both Green Tree Software LLC and the Company are expected to make sales of the software for the mutual benefit of both entities, with 51% of net revenues accruing to Green Tree Software LLC and 49% of net revenues accruing to the Company.

The software, which was marketed during 2016, provides business intelligence to companies for business development and professional IT recruiting. The software provides access to information for passive IT applicants in the industry. The software provides a searchable list by company of the IT personnel within a company and lists their technical abilities. We believe that this will provide a tool for companies searching for individuals with a particular array of software or hardware expertise. The software also includes contact information, type of technology used, management information, and other useful information that enables companies to better target their IT staffing efforts. Users will have access to work history, educational background, skills, technical abilities and specific accomplishments for various levels of IT professional within our listed companies.

We believe that the software will help companies generate sales leads by providing access to actionable triggers, for example, a change in management, use of new software, or the type of programming language used by companies in our database. We also believe that the software will also serve as a business intelligence tool by providing “Strategic Spending Alerts” of businesses throughout the United States, e.g. “Ford Motor Company is opening a new Data Center in Denver Colorado and Ford has allocated $23 million for this project which will require programming and networking personnel”.

Index

The initial version of the software, which is fully developed and being marketed, provides skills and contact information for over 30,000 IT professionals, over 2,000 companies and information with respect to more than 8,000 spending initiatives totaling millions of dollars.

Our aim is to assist staffing firms and human resource departments capitalize on this knowledge to find candidates and increase business productivity by licensing to them the GreenTree Magic Software. After licensing the software, clients will be able to create an account. Each license provides access to one account. As an incentive, companies that help us update our database will receive a 5% discount towards their license for the following year. To meet this requirement, clients must provide a minimum of 10 updates. We believe this will increase opportunities to have return clients while keeping our information as current as possible.

Our base price for a software license is an annual fee of $8,000, which we believe is approximately 50% less than the prices charged by our main competitors.  To date we have sold four licenses, albeit some at discounted prices.

Although Green Tree Software LLC initially developed the software, we and Green Tree collaborated to provide further enhancements and develop, market and sell the software. Our team of researchers is experienced at running searches over the Internet to locate additional data on companies and IT personnel to increase the scope of our coverage and to monitor changes as personnel move from job to job.  In addition, we mine data from external database sources which we subscribe to and the additional information is added to our database by two data entry professional.  To the extent data is added to the database, updates will be available, at no additional cost, to purchasers of a license during the 12 month term of the license.

We believe the following to be keys to success of our business: (i) Flexibility to meet the demands of any corporate establishment, regardless of size and requirement; (ii) Expertise and advice to tailor each offering to suit the needs of each client; (iii) Cost effective and competitively priced service; (iv) Excellent user experience with support from knowledgeable and experienced staff; and (v) Partnering and collaboration by outlining common goals and understanding of culture, values and approach, that builds trust and openness, resulting in a shared and transparent partnership.

Industry Overview

We believe many factors that have contributed to the rise of the IT solutions market, including enterprise mobility and the expanding global mobile worker population. As the mobile workforce needs to remain in touch with its corporate headquarters and have access to business information at all times, the demand for working solutions such as document sharing and web conferencing, need to be available on all platforms. We believe that demand for efficient business continuity will continue to rise, with the necessity of such efficiencies not only limited to huge multinationals but for businesses of all sizes.  We believe that improving economies in the US and elsewhere will generate cash flow to support new hiring initiatives

The United States Department of Labor, Bureau of Labor Statistics has stated that employment of computer and information technology occupations is projected to grow 12 percent from 2014 to 2024, faster than the average for all occupations. These occupations are expected to add about 488,500 new jobs, from about 3.9 million jobs to about 4.4 million jobs from 2014 to 2024, in part due to a greater emphasis on cloud computing, the collection and storage of big data, more everyday items becoming connected to the Internet in what is commonly referred to as the “Internet of things,” and the continued demand for mobile computing. (Source: http://www.bls.gov/ooh/computer-and-information-technology/home.htm)

Marketing

Our initial target market has been the existing B2B sector with which we have existing relationships, meaning our current and past staffing customer relationships. In an effort to expand our network we have contacted prior clients and incentivized them through free trials and below market price licensing fees to try our new technology based services.  By utilizing our software to identify qualified personnel, companies looking to fill an IT position can directly approach potential candidates and hire them without having to pay placement fees to traditional placement agencies.  In addition to the B2B sector, we believe our software will be attractive to traditional placement agencies as a way for them to expand their own databases to increase their ability to locate qualified IT personnel for their clients.  Finally, we believe that at our $8,000 price point, there may be individuals looking to upgrade their positions that would purchase the software to assist in their own job search.

Index

Besides cultivating existing relationships, we plan to engage with businesses and other potential customers through online marketing. To focus our marketing efforts, we plan to segment the market by geography and demographics, such as the location and size of company. Client acquisition is expected to be accomplished through a promotional mix of social network marketing and networking, and by:

•
Building relationships - developing and retaining relationships will convey how we believe that our solutions will provide the ability to reach more consumers at a low cost. We believe that this will also result in referrals to other customers.

•
Content Marketing - using targeted and carefully selected content through ad networks, social media and video networks (e.g. YouTube, Website) to develop relationships with clients through “shares” (i.e. sharing our product information and successes through the above media outlets.)

•	Online advertising - specifically targeted at businesses, using professional networks, such as LinkedIn.
•	Networking - at major industry conferences and technology events, seeking partners in the industry through the distribution of both on and offline marketing material.
•	Website - increased SEO and banner promotion, in order to drive more traffic to our website.
•	Blogs – we intend to develop and support blogs which we expect will be constantly updated in order to keep content fresh.

Competition

We believe that Tekmark Global Solutions LLC, a company that offers a range of IT, telecom, financial, consulting and staffing services, Galaxy Systems Inc., a company providing IT consulting and recruiting in the placement industry and Pivotal Solutions, Inc., an IT staffing company of which our former director, Steven Edelman, is the chief executive officer, are staffing solutions competitors and  Rainking Software, Inc., Monster Worldwide, Inc. and DiscoverOrg Inc. are providers of software for IT staffing and business intelligence with which we compete.

However, there is no comparable offer currently in the market of which we are aware that provides (i) the full range of personnel at each company from management level all the way down to junior IT staff; and (ii) the depth of information for a passive IT professional candidate (phone, email, place of employment, position, technical skills used in last 5 years).

We expected that GreenTree Magic Software would separate itself from the competition through an affordable pricing structure. We initially intended to charge licensing fees at prices below industry standards in order to increase market share and develop brand awareness. In addition to targeting large companies, we believed this would allow us to also target mid-size companies seeking a strategic edge over the competition as well as smaller price-conscious companies, traditional placement agencies and individuals.

However, larger companies with greater resources and recognition than us may enter the market which may make competition even more difficult.

Intellectual Property

The Company does not have any patents.

Government Regulation

We are subject to local and international laws and regulations that relate directly or indirectly to our operations. We are also subject to common business and tax rules and regulations pertaining to the operation of our business. However, to our knowledge, there are no laws or regulations specifically directed to our industry and proposed business activities.  While general laws about privacy are applicable, we only incorporate publicly available data in our databases.

Employees

During 2016 we had one full-time employee.  During 2016 there were currently two persons overseas providing Data Entry and Quality Assurance Services at an annual cost of approximately $24,000 of which we are responsible for 49% of the cost with the balance payable by Green Tree Software LLC.

Index

Green Tree Magic Software Agreement

On April 27, 2015, we entered into a software purchase agreement with Green Tree Software LLC (“Green Tree”), Steven Edelman, the principal of Green Tree, and Rosenweiss Capital LLC (“Rosenweiss”), pursuant to which we purchased a minority 49% interest in the software known as “Greentree Magic Software” from Green Tree Software LLC for 14,700,000 shares of our common stock to Green Tree, representing 49% of our issued and outstanding shares at that time, and $54,000 in cash.

If the software has not generated at least $25,000 in revenues by April 27, 2017, Green Tree Software LLC will return 7,350,000 shares to the treasury of the Company and 7,350,000 shares to Rosenweiss. In such situation, we would retain a 5% interest in the software. As a result of this obligation, Green Tree agreed not to sell or transfer any of the 14,700,000 shares until April 27, 2017 without obtaining certain consents.

In anticipation that we would lose our rights to the software in April 2017 since we had not met the revenue milestone, and in an effort to recoup some value for our shareholders, on March 2, 2017, we entered into a Software Sale Agreement with Green Tree Software LLC which provides for us to sell all of our rights and interest in the Greentree Magic Software product for $7,000.  The closing is expected to occur in April.

Growth Strategy

Inasmuch as we have been unable to gain traction in the IT sector or generate any significant interest in the software, in the first quarter of 2017 we made the strategic decision to change management and the direction of the company by moving away from a software based business and back to our roots as a traditional placement agency, albeit with a difference focus.  Our current management has contacts in the IT, telecommunications, food service and real estate businesses and we will attempt to grow our business through increased placements in those industries.  In addition, we intend to pursue entry into other markets through a variety of potential sales channels, for example by retaining a call center to initiate contacts with potential customers allowing the Company to make sales to those recipients expressing interest.  Our initial efforts appear to be paying dividends as we signed contracts during the first quarter of 2017 which are expected to generate approximately $25,000 to $50,000 of revenue.

In addition to attempting to grow our current business, we believe that there are lateral opportunities to acquire operating businesses. We may consider the possibility of acquiring an operating business if we believe it will enhance shareholder value.  We anticipate that, given our current cash flow levels, any acquisition would likely involve the issuance of additional shares of our common stock or third party financing, which may not be available on acceptable terms. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

ITEM 1A. Risk Factors

Our auditors have expressed doubt about our ability to continue as a going concern. If we do not generate substantial revenue and are also unable to obtain capital from other resources, we will significantly curtail our operations or halt them entirely.

Our capital requirements have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2016, we had only limited cash or cash equivalents. Accordingly, if we do not generate sources of revenues, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

It will be difficult for you to evaluate us based on our past performance because we have a relatively new business strategy with a limited operating history.
We have been actively engaged in the software based business for a relatively short period of time and, accordingly, have only limited financial results on which you can evaluate our company and its new operations. We are subject to, and have not been successful in addressing, the risks typically encountered by new enterprises and companies operating in the rapidly evolving Internet marketplace, including those risks relating to: (i) the failure to develop brand name recognition and reputation; (ii) the failure to achieve market acceptance of our services; and (iii) an inability to grow and adapt our business and technology to evolving consumer demand.

Index

Concerns relating to our privacy policies and our compliance with applicable data protection laws and regulations could damage our reputation and deter current and potential customers, job seekers and other Internet users from using our products and services and subject us to fines.

Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation, which in turn could significantly harm our business, financial condition and operating results and while we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any actual failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse impact on our business. Moreover, actual failure or perceived failure to comply with applicable laws, regulations, requirements or our policies related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of confidence in us by customers, job seekers and other Internet users and could expose us to fines and penalties and could require us to expend significant sums in connection with any failure or perceived failure, each of which could adversely affect our business, financial condition and results of operations. Laws related to data protection continue to evolve. It is possible that certain jurisdictions may enact laws or regulations that impact our ability to offer our products and services and/or result in reduced traffic or contract terminations in those jurisdictions, which could harm our business, financial condition and results of operations.

We rely heavily on our information systems and if our access to this technology is impaired, our business could be significantly harmed.

Our success depends in large part upon our ability to store, retrieve, process and manage substantial amounts of information, including our employer, customer and job seeker databases. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively could significantly harm our business, results of operations or financial condition.

If we are unable to keep up with rapid technological changes in our field, we will be unable to operate profitably.

Our industry is characterized by research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. We cannot assure you that research by other companies will not render our potential products or services uneconomical or result in products superior to those we develop or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services.

Intrusions on our systems could damage our business.

Despite our implementation of network security measures, our servers are vulnerable to cyber-attacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. Unauthorized access could jeopardize the security of information stored in our systems relating to our customers, job seekers and other website users, and can lead to “phishing” schemes whereby unauthorized persons pose as employers or Company representatives and seek to obtain personal information from our customers and job seekers. In addition, malware or viruses could jeopardize the security of information stored or used in a user’s computer.  If we experience these intrusions in the future we may be required to expend significant sums and resources to safeguard against or remediate them. Moreover, negative publicity arising from any intrusion is damaging to our reputation and may adversely impact traffic to our sites. Accordingly, any intrusion could significantly harm our business, financial condition and results of operations.

Our management has no experience in managing and operating a public company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.
 Our current management has no experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties including its attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in the development of an active and liquid trading market for our stock.

Index

We may not be able to effectively control and manage our growth which would negatively impact our operations.

 If our business grows and develops, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product and services and in integrating acquired businesses. Such events would increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause backlogs and administrative inefficiencies. If we hire employees in the future, we will need to effectively train, motivate, and manage such employees. Our failure to manage our growth could negatively impact our operations and ultimately prevent us from generating desired revenues.

Many of our potential competitors are better established and have significantly greater resources which may make it difficult for us to compete in the markets in which we intend to sell our products.

 The market for our products and services is highly competitive. Many of our potential competitors are well established with larger and better resources, longer relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. We anticipate that our competitors will continue to expand and seek to obtain additional market share with competitive price and performance characteristics. Aggressive expansion by our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition. We cannot ensure that prospective competitors will not adopt technologies or business plans similar to ours, or develop products which may be superior to ours or which may prove to be more popular. It is possible that new competitors will emerge and rapidly acquire market share. We cannot ensure that we will be able to compete successfully against future competitors or that the competitive pressures will not materially and adversely affect our business, operating results and financial condition.

One of our former Affiliates is a competitor which could present a conflict of interest and have a negative impact on the development of our business.

One of our former directors, Steven Edelman, is also the chief executive officer of Green Tree Software LLC, the entity from which we purchased our 49% interest in the GreenTree Magic Software, which entity is also in the business of placing IT professionals.  This entity only places people using “the traditional old fashioned way” and does not sell software to its customers, nonetheless, our business was originally established along the same business model and as we are reentering that market, in this particular aspect we would be competing directly with our former major shareholder and its chief executive officer.

Our products could infringe on the intellectual property rights of others which may result in costly litigation and, if we do not prevail, could also cause us to pay substantial damages and prohibit us from selling or licensing our products.

Even though we never owned a majority of the software and we are in the process of giving it up entirely, third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including damages for past infringement if it is ultimately determined that our products or technology infringe a third party’s proprietary rights. Even if claims are determined to be without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns. Any public announcements related to litigation initiated or threatened against us could cause our business to be harmed and our stock price to decline.

We will likely need additional capital in the future, which may not be available to us on favorable terms, or at all, and it will dilute ownership of our common stock.
  We expect our operations will require additional capital as our business develops. In particular, we may require additional capital from equity or debt financing in the future to further develop, commercialize, market and expand our products, fund our operations, respond to competitive pressures, take advantage of strategic opportunities, including expansion of our business or the acquisition of complementary or other products, technologies or businesses. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Index

Our common stock is subject to the “penny stock” rules of the SEC. If a trading market in our securities is established, it will likely be limited, which will make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. The shares offered in this prospectus are “penny stocks”. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange, the Amex Equities Exchanges and NASDAQ, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on regulated exchanges. Because we will not be seeking to be listed on any of the exchanges, we are not presently required to comply with many of the corporate governance provisions.

Because our directors are not independent, we do not currently have independent audit or compensation committees. As a result, the directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

There is no established public market for our stock and a public market may not be obtained or be liquid and therefore stockholders may not be able to sell their shares.
There is no active public market for our common stock. While our common stock is listed for quotation on the over-the-counter bulletin board system, an active trading market has yet to develop. Therefore, purchasers of our common stock may be unable to sell their shares on any public trading market or elsewhere.

Index

Our Articles of incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders which could adversely affect the rights of the holders of our common stock.

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board also has the authority to issue preferred stock without further stockholder approval. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to such holders (i) the preferred right to our assets upon liquidation, (ii) the right to receive dividend payments before dividends are distributed to the holders of common stock and (iii) the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders. Any such actions could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

Preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock and preferred stock.

Our officers and directors beneficially own a substantial amount of our common stock and exercise significant control over our corporate governance and affairs which may result in their taking actions which other shareholders do not agree.

Our executive officers and directors control over 50% of our outstanding common stock. These stockholders, if they act together, will be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other stockholders’ best interest but which might negatively affect the market price of our common stock.

We do not have compensation or an audit committee, so shareholders will have to rely on the directors to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. These functions are performed by the members of our board of directors. Until we have an audit committee or independent directors, there may less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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
●
disclose certain executive compensation related items such as the correlation between executive compensation and   performance and comparisons of the Chief Executive’s compensation to median employee compensation.

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

 Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Index

Since we have elected under Section 107 of the JOBS Act to use the extended transition period with respect to complying with new or revised accounting standards, our financial statements may not be comparable to companies that comply with public company effective dates making it more difficult for an investor to compare our results with other public companies.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 102(b)(2)(B) of the Act for complying with new or revised accounting standards. In other words, as an emerging growth company we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

ITEM 2. Properties

We do not own any property nor do we have any contracts or options to acquire any property in the future. Presently, we are operating out of offices owned by one of our shareholders, where we occupy approximately 500 square feet.  This space is adequate for our present and our planned future operations. We currently pay no rent to our shareholder for use of this space, although when funds are available we may do so in the future. In addition we have no written agreement or formal arrangement with our shareholder pertaining to the use of this space. We have no current plans to occupy other or additional office space.

ITEM 3. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. Mine Safety Disclosure

Not Applicable.

Index

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTC. Since September 26, 2016, our common stock has accepted for listing under the symbol “TTNC”.  29,826,659 shares of our common stock were outstanding as of March 26, 2017.  As of December 31, 2016, none of our shares were publicly traded.

Security Holders

On March 24, 2017, there were approximately 75 record holders of our common stock.

Dividends

We have not paid dividends during the three most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the twelve months ended December 31, 2016, the Company sold 25,000 shares of common stock for $12,500.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 for the following reasons:  (1) the issuance did not involve a public offering or public advertising or the payment of any commissions or fees; (2) the issuance for cash was to “accredited investors”; and (3) the stock certificate for such issuance carried a restrictive legend.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2016, we did not have any shares issuable pursuant to outstanding stock options, warrants or and rights.

ITEM 6. Selected Financial Data

Not Applicable.

Index

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain  “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”,  “will”, “expect”, “believe”,  “explore”,  “consider”,  “anticipate”,  “intend”, “could”, “estimate”,  “plan” or “propose” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to survive,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Index

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

Plan of Operation

Since our incorporation in July 1994 we have been in the business of placing IT professionals for business and derived revenues from the payment of “head hunting” or placement fees, the amount of which fees varies depending upon the seniority of the employee being placed and the size of the new employer, upon the successful placement. In April 2015, we purchased from Green Tree Software LLC a minority 49% interest in GreenTree Magic Software, which contains a database that provides access to information on IT professionals in the industry and other business intelligence that will allow companies to find other businesses that may need their services. The database includes contact information, type of technology used, management information and real-time leads that we believe will enable companies to better target their recruiting efforts. Under our agreement with Green Tree, we will be entitled to 49% of any revenues earned in connection with the licensing of the Green Tree Magic Software and 49% of future development costs of the software, although we will not be responsible for any of Green Tree’s marketing expenses.

Our plan of operations for 2016 was to commence marketing the Green Tree Magic Software in the first quarter of 2016 and promoting the software to our current and former clients through email, telephone, and on-site sales calls. In the medium term (2-3 years) we hope to acquire 3 to 7 new client accounts per month at $8,000 per user and thereafter to expand the customer base and reach of clients targeting emerging markets. We were unsuccessful in reaching these goals and only sold four licenses during 2016.  While the focal point of our business in 2016 was the sale of licenses to the Green Tree Software, in 2017 we intend to restart our historical business of placing individuals.

Results of Operations

For the years ended December 31, 2016 and December 31, 2015

Revenues

We generated revenues of $5,125 for the year ended December 31, 2016 as compared to revenues of $90,042 for the year ended December 31, 2015, a decrease of $84,917 or 94.3%. The revenues were derived from sales of licenses of the Green Tree software. The decrease in revenues was primarily due to the fact that a contract with a major customer ended during 2015 and in addition management devoted less time and resources to our individual placement business due to its concentration on becoming a technology based placement business.  We ceased receiving any revenues from our former business activities in July 2015 and those revenues we did receive in 2016 reflected the receipt of revenues from sales of licenses of the software.

Cost of Services

Cost of services for the year ended December 31, 2016 were $0 as compared with cost of services of $36,565 for the year ended December 31, 2015.  The decrease is directly related to the lower revenues for the year primarily due to the ending of the contract referred to above.

Operating Expenses

Operating expenses for the year ended December 31, 2016 were $138,520 which was comprised of professional fees and expenses of $91,222, compensation expenses of $9,994 and other general and administrative expenses of $37,304 as compared with operating expenses of $98,960 for the year ended December 31, 2015 which was comprised of professional fees and expenses of $57,688, compensation expenses of $24,302 and other general and administrative expenses of $16,970.  The increase is primarily due to having incurred greater professional fees relating to our acquisition of the GreenTree software and expenses of becoming a public company.

Other Income (Expenses)

Other expenses for 2016 were $51,582 consisting of impairment loss of $50,082 and interest expense of $1,500 compared to other expenses in 2015 of $875 consisting of interest expense.  The increase is due to the impairment of the GreenTree software which was still in development in 2015.

Index

Net Income (Loss)

Net loss for the year ended December 31, 2016 was $184,977 as compared with a net loss of $46,358 for the year ended December 31, 2015, an increase of $138,619 or 299%.  The decrease in net income was primarily due to lower revenues and increased expenses.

 Liquidity and Capital Resources

We had a cash balance of $20,043 and negative working capital of $49,067 at December 31, 2016.

During 2016 we raised a total of $12,500 through the sale of 25,000 shares of our common stock.  We believe that current cash on hand, along with anticipated revenues, will be sufficient to fund all of the Company’s requirements for the next twelve months.

The Company’s anticipated capital requirements for the next 12 months will consist of expenses of being a public company and general and administrative expenses all of which we currently estimate will cost $80,000, excluding revenue related expenses and salaries.  In the event there are unanticipated expenses and we need additional funds, we may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund such additional expenses.  We currently do not have any agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

Sources and Uses of Cash

Operating activities during the twelve months ended December 31, 2016 used $91,925 of net cash compared to net cash of $24,744 used in operating activities during the twelve months ended December 31, 2015.  Net cash provided by financing activities of $24,329 was received from the issuance of common stock and loan proceeds during the twelve months ended December 31, 2016, compared to $166,383 of net cash provided in financing activities during the twelve months ended December 31, 2015.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

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

2017 Plans

During 2017, in addition to our efforts to pivot back to providing traditional placement services, we plan to attempt to expand our business by expanding our focus to the telecommunications, food service and real estate markets, exploring potential acquisition opportunities and continuing to extend our focus through the growth of our existing sales channels and through a variety of additional sales channel relationships which are currently being explored.

No assurances can be given that any of these plans will come to fruition or that if implemented that they will necessarily yield positive results.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

Index

ITEM 8. Financial Statements

TITAN COMPUTER SERVICES, INC.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Titan Computer Services Inc.

We have audited the accompanying balance sheets of Titan Computer Services Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Titan Computer Service Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Computer Services Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative cash flows from operations and recurring losses. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZBS Group LLP

Plainview, NY

April 2, 2017

255 Executive Drive, Suite 400 Plainview, New York 11803 Tel: (516) 394-3344 Fax: (516) 342-6273 www.zbscpas.com

Index

TITAN COMPUTER SERVICES, INC.
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2016	2015

Current Assets
Cash	$20,043	$87,639
Account receivable – related party	9,310	-
Total Current Assets	$29,353	$87,639

Intangible Assets
Software Rights, net	7,000	67,156
Total Intangible Assets	7,000	67,156

Total Assets	$36,353	$154,795

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accrued expenses	$46,875	$7,500
Due to related party	11,829	-
Redeemable Common Stock	13,156	-
Deferred revenue	4,185	-
Other current liabilities	2,375	2,729
Total Current Liabilities	78,420	10,229

Long Term Liabilities
Loan payable – related party	50,000	50,000
Redeemable common stock	-	13,156
Total Long Term Liabilities	50,000	63,156

Total Liabilities	128,420	73,385

Commitments and Contingencies (note 6)

Stockholders’ Equity (Deficiency)
Preferred Stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - no par value, 70,000,000 shares authorized, at December 31, 2016 and 2015 29,826,659 and 30,801,659 shares issues and outstanding at December 31, 2016 and 2015	130,511	119,011
Accumulated deficit	(222,578)	(37,601)
Total Stockholders’ Equity (Deficiency)	(92,067)	81,410

Total Liabilities and Stockholders’ Equity (Deficiency)	$36,353	$154,795

The accompanying notes are an integral part of these financial statements.

Index

TITAN COMPUTER SERVICES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2016	2015

Revenue – Related Party	$5,125	$90,042

Cost of services provided	-	36,565

Gross Profit	5,125	53,477

Operating Expenses
Legal and professional fee	91,222	57,688
Officer Payroll and Benefits	9,994	24,302
Other general and administrative expenses	37,304	16,970
Total operating expenses	138,520	98,960

Loss from operations	(133,395)	(45,483)

Other Income (Expenses)
Impairment loss	(50,082)	-
Interest expense	(1,500)	(875)
Total Other Income (Expenses), Net	(51,582)	(875)

Net Loss before tax	(184,977)	(46,358)

Provision for income taxes	-	-
Net Loss	$(184,977)	$(46,358)

Earnings per share - basic and fully diluted	$(0.01)	$(0.00)

Weighted-average number of shares of common stock - basic and fully diluted	30,314,295	20,792,169

The accompanying notes are an integral part of these financial statements.

Index
TITAN COMPUTER SERVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock
			Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2015	200	$500	$8,757	$9,257

Issuance of common stock	16,101,459	118,511	-	118,511
Issuance of common stock for purchase of software rights	14,700,000	13,156	-	13,156
Redeemable Common Stock	-	(13,156)	-	(13,156)
Net loss for the year	-	-	(46,358)	(46,358)

Balance, December 31, 2015	30,801,659	$119,011	$(37,601)	$81,410

Issuance of common stock	25,000	12,500	-	12,500
Correction to shares outstanding	(1,000,000)	(1,000)	-	(1,000)

Net loss for the year	-	-	(184,977)	(184,977)

Balance, December 31, 2016	29,826,659	$130,511	$(222,578)	$(92,067)

The accompanying notes are an integral part of these financial statements.

Index

TITAN COMPUTER SERVICES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015
Operating Activities:
Net loss	$(184,977)	$(46,358)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Amortization expense	10,074	-
Impairment loss	50,082	-
Adjustment to officer compensation	(1,000)
Change in assets and liabilities:
Accounts receivable	(9,310)	17,565
Accounts payable	-	(5,376)
Accrued expenses	39,375	7,500
Deferred revenue	4,185	-
Other current liabilities	(354)	1,925
Net Cash Used In Operating Activities	(91,925)	(24,744)

Investing Activities:
Acquisition of computer software rights	-	(54,000)
Net Cash Used In Investing Activities	-	(54,000)

Financing Activities:
Proceeds from sale of common stock	12,500	118,511
Proceeds from related party loans	-	50,000
Advance from related party	11,829	-
Bank overdraft	-	(2,128)
Net Cash Provided By financing activities	24,329	166,383

Net Increase (Decrease) in Cash	(67,596)	87,639

Cash, Beginning Of Year	87,639	-

Cash, End Of Year	$20,043	$87,639

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Shares issued for acquisition of software costs	$-	$13,156

The accompanying notes are an integral part of these financial statements.

Index

TITAN COMPUTER SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016

1 — BACKGROUND AND DESCRIPTION OF BUSINESS

Company Background

Titan Computer Services, Inc. (the “Company”) was incorporated on July 13, 1994 in the State of New York to provide temporary and staffing solutions to a broad cross section of industries including manufacturing, retailing and healthcare.

Due to the progressive nature of digital services, the Company evolved to provide on-site IT programmers, analysts and architects for corporations, and online services for sales and marketing professionals requiring sales data, marketing intelligence and real-time leads. As a result of our purchase of a minority interest in the software known as Greentree Magic Software, the Company is also involved in the development and marketing of this software. GreenTree Magic Software is owned 51% by Green Tree Software LLC and 49% by us (software rights). The Company specializes in providing business intelligence to companies in need of IT human capital. The software provides access to information for passive IT applicants in the industry. The Green Tree Magic Software was fully developed as of December 31, 2015 and will provide a business intelligence productivity tool that serves the dual purpose of business development and professional recruiting. We believe the software will help companies generate sales leads by providing access to actionable triggers, for example, a change in management, use of new software, or the type of programming language used by companies in our database. In addition, companies will be able to use the software to identify passive candidates for their job openings.

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

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At December 31, 2016, we had approximately $20,000 in cash. Our net losses incurred for the year ended December 31, 2016 and 2015, amounted to approximately $185,000 and $46,000, respectively, and working capital (deficits) was approximately $(49,000) and $77,000, respectively, at December 31, 2016 and 2015. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Index

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

Intangible Assets – Software Costs

The Company’s policy is to capitalize software development costs at original cost and amortize the balance over the life of the product. The life of software development cost is determined at completion of the project. The Company reviews the amounts capitalized for impairment whenever events or circumstances indicate that the carrying amounts of the assets may not be recoverable. Amortization is recognized using the straight-line method over the following approximate useful lives:

Software rights                                        5 Years

The Software rights were fully developed as at balance sheet date. As of December 31, 2016, and 2015, carrying value of software costs was approximately $7,000 and $67,156, respectively. Amortization expense for the years ended December 31, 2016 and 2015 was $10,074 and $0, respectively.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The Company performed an impairment testing at the year- end and wrote down the value of the software to $7,000, based on consideration to be paid per agreement for the sale of the software rights subsequent to year end, see Note 9.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through December 31, 2016, the Company had not experienced impairment losses on its long-lived assets. During the year ended December 31, 2016, the company recorded an impairment loss on the software rights.

Index

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2016 and 2015 were $0.

Fair Value of Financial Instruments

The book values of cash, prepaid expenses, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

The hierarchy consists of three levels

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statements of operations.  No such charges have been incurred by the Company.  For the years ended December 31, 2016 and 2015, the Company had no uncertain tax positions.

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

Index

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

Recently Adopted Accounting Pronouncements

Going Concern

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, FASB issued guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance was effective for the Company on December 31, 2016. We have implemented this new accounting standard and we will update our liquidity disclosures as necessary.

Recent Accounting Pronouncements

Recently-Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019. The Company does not believe the adoption of ASU 2016-01 will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in its first quarter of 2021 and early adoption is permitted. The Company does not believe the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

Income Taxes

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2016-16 on its consolidated financial statements.

Index

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2019, and early adoption is permitted.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”).

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method. The Company does not expect adoption of the new revenue standards to have a material impact on its consolidated financial statements.

3 — INTANGIBLE ASSETS - SOFTWARE RIGHTS

Software rights, net consisted of the following:

	December 31, 2016	December 31, 2015

Software rights	$67,156	$67,156
Less: Accumulated amortization	(10,074)	-
Impairment loss	(50,082)
	$7,000	$67,156

Amortization expense for the years ended December 31, 2016 and 2015 was approximately $10,074 and $0, respectively.

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

The agreement also provides that if the Company does not become a publicly traded company subject to the reporting requirements of the Securities Exchange Act of 1934 prior to April 27, 2017, or if the software does not generate at least $25,000 of revenue by such date, the 49% interest the Company has in the software shall revert back to Green Tree and Green Tree shall return 7,350,000 common shares of the Company back to the current shareholders of the Company and 7,350,000 of the Company’s common shares to Rosenweiss. These shares were recorded as a long-term liability, redeemable common stock and totaled $13,156 as of December 31, 2015 and was charged to common stock as of December 31, 2016 for the shares were disposed of after the year ended December 31, 2016 (see Note 9 - Subsequent event).

Index

4 — LOAN PAYABLE – RELATED PARTY

Concurrent with the closing of the software purchase, Rosenweiss purchased 3,000,000 shares of the Company’s common stock, representing approximately 10% of our issued and outstanding shares of common stock, for a purchase price of $0.023 per share, for aggregate gross proceeds of $70,000. The agreement also provides that Rosenweiss extend a loan to the Company in the amount of $50,000. The Company was granted a loan in the amount of $50,000 on May 29, 2015 requiring annual payments of $10,000 commencing on May 29, 2019 plus interest at a rate of 3% per annum. Our current CEO, Abraham Rosenblum, is also a principal member of Rosenweiss Capital LLC.

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2016 and 2015 annual effective tax rate is estimated to be a combined 38% for the U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2016, and 2015, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 38% effective tax rate) as of December 31, 2016 and 2015, respectively, are as follows:

	Total	Total	Deferred Tax Asset
	2016	2015	2016	2015
Net operating loss carry-forward	231,000	46,000	88,000	18,000
Less: valuation allowance	(231,000)	(46,000)	(88,000)	(18,000)
Total	$-	$-	$-	$-

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $231,000 at December 31, 2016, that is potentially available to offset future taxable income, which will begin to expire in the year 2031. For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2016 and 2015, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $88,000 and $18,000 for the years ended December 31, 2016 and 2015, respectively. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2012, except that in the future, earlier tax years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

The reconciliation between income taxes (benefit) at the U.S. and State statutory tax rates and the amount recorded in the accompanying financial statements is as follows:

	December 31,	December 31,
	2016	2015
Tax benefit at U.S. federal statutory rate	$(70,000)	$(18,000)
State income taxes/(benefit) before valuation allowance, net of federal benefit	-	-
Increase in valuation allowance	70,000	18,000
Total provision for income tax benefit	$-	$-

6 — COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the years ended December 31, 2016 and 2015, the Company did not have any legal actions pending against it.

Index

7 — RELATED PARTY TRANSACTIONS

During the years ended December 31, 2016 and 2015, the Company paid approximately $10,000 and $24,000 of Officer Payroll and Benefits to Mr. Lenny Rosenfield, the director, respectively.

At December 31, 2016 and 2015, the balance due to our current CEO, Mr. Abraham Rosenblum was approximately $12,000 and $0, respectively, which is non-interest bearing, unsecured and payable on demand.

For the years ended December 31, 2016 and 2015, the Company recorded $9,310 and $0 respectively of receivables from licensing the software through Green Tree Software LLC, see Note 3, and recognized approximately $5,000 and $0 of revenue for the years ended December 31, 2016 and 2015 and approximately $4,000 in deferred revenues for the year ended December 31, 2016.

8 — STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

As of December 31, 2016 and December 31, 2015, the Company has no preferred stock issued and outstanding. As of December 31, 2016 and December 31, 2015, the Company has 29,826,659 and 30,801,659 shares of no par common stock issued and outstanding, respectively.

Index

9 — SUBSEQUENT EVENTS

Changes in Control

On February 6, 2017, Green Tree Software LLC and Pivotal Solutions, Inc., entities controlled by Steven Edelman, sold an aggregate of 14,716,666 of the registrant’s shares of common stock to Abraham Rosenblum, the President and CEO of our Company for an aggregate purchase price of $12,500 paid for by Mr. Rosenblum’s personal funds.  Due to delays in delivery of the purchased shares, this transaction did not close until March 6, 2017.

Departure of Directors and Appointment of Principal Officers

(a)  On February 28, 2017, Mr. Leonard Rosenfield resigned as a director of the Company and on the same date, Mr. Rosenfield was terminated as president of the Company. On March 2, 2017, Steven Edelman resigned as a director of the Company.

(b)  On February 28, 2017, Abraham Rosenblum was appointed as president of the Company. On February 28, 2017, Messrs. Abraham Rosenblum and Robert Klein were appointed as members of our board of directors.

Software Sale Agreement

On March 2, 2017, the Company entered into a Software Sale Agreement with Green Tree Software LLC which provides for the Company to sell all of its rights and interest in the Greentree Magic Software product for $7,000.  The consideration was delivered and placed in escrow and closing is expected to occur if and when the registrant acquires another operating business.

Index

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2016 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)  provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal control over financial reporting was ineffective at December 31, 2016 at the reasonable assurance level.

Index
Inherent Limitations Over Internal Controls

With the change in management in the first quarter of 2017, new and better internal controls have been adopted which we believe addresses the weakness discovered under prior management.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, our internal controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B. Other Information

None.

Index

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our board members and executive officers as of December 31, 2016:

Name	Age	Position
Leonard Rosenfield	60	President and Director
Steven Edelman	55	Director

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Our executive officer serves at the pleasure of the Board.

The Company has no nominating, audit or compensation committees at this time.

Background Information

The following summarizes the occupational and business experience of our officers and directors.

Leonard Rosenfield has been our President and a director since our incorporation in 1994. Mr. Rosenfield has been active in the IT markets for over 30 years starting his career as a programmer and owning his own programming business. Mr. Rosenfield’s experience in computer programming, business operations and knowledge of the Company led to his appointment as a director of the Company.

Steven Edelman has been a director of the Company since December 1, 2015. Mr. Edelman has been the chief executive officer of Green Tree Software, LLC, since July 2013 where he designed and developed business intelligence tools to help companies generate job openings and find IT human capital and headed the sales operations. Since July 2002, Mr. Edelman has been the chief executive officer of Pivotal Solutions, Inc., an IT staffing and consulting company, where he placed all levels of IT professionals and built company relationships. Mr. Edelman has a B.S. in Computer Science and Management Science from Kean College.

Audit Committee and Financial Expert; Committees

The Company does not have an audit committee. We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Family relationships

There are no family relationships among any of our officers or directors.

Involvement in legal proceedings

 There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Index

Current Management

On February 28, 2017, Leonard Rosenfield resigned as a director and on March 2, 2017, Steven Edelman resigned as a director of the registrant. On February 28, 2017, Mr. Rosenfield was terminated as president of the registrant.

On February 28, 2017, Abraham Rosenblum was appointed as a director and president.   Mr. Rosenblum, age 37, began his career in the automotive industry as a distributor of wholesale parts in 2001 and was active in the business until September 2004.  The business was sold in 2012. In September 2004 he began owning and developing real estate.  In such capacity, Mr. Rosenblum worked with several “A rated” tenants which were large and well-known corporations such as TD Bank, Walgreens and Family Dollar. In December 2008 Mr. Rosenblum founded, financed and was the President, until the third quarter of 2015, of a telecommunications carrier network, Tandem Transit. Mr. Rosenblum is a director of First Foods Group, Inc, a public company in the food industry.  Mr. Rosenblum has served on the Board of Directors for several private technology companies and automotive distribution outlets.

On February 28, 2017, Robert Klein was appointed a director.  Mr. Klein, age 67, graduated LIU in Brooklyn with a Masters degree in Guidance and Counseling.  Mr. Klein worked as a Financial Advisor at Prudential Securities from 1979-2000 and as a Financial Advisor at Wachovia Securities from 2000-2006.  Mr. Klein retired in 2006 and manages his own portfolio.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to our chief executive officer during the three most recent fiscal years.

Name and Principal Position	Fiscal Year	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Leonard Rosenfield	2016	9,994					9,994
	2015	24,302	0	0	0	0	24,302
	2014	0	0	0	0	0	0

We have no pension, health, annuity, bonus, insurance, stock option, profit sharing or similar benefit plans.

Employment Agreements

We currently have no employment or consulting agreements.

Outstanding Equity Awards

There were no equity awards made to any named executive officer that were outstanding at December 31, 2016.

Director Compensation

No compensation has been paid to any of our directors in consideration for services rendered in their capacities as directors.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

Index

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 21, 2017, with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.  Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from March 21, 2017.

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percent of Class

Abraham Rosenblum (Officer, Director)	(1)	20,316,666	68.1%
Robert Klein (Director)		2,200,000	7.4%
Rosenweiss Capital LLC 5702 21st Avenue Brooklyn, NY 11204	(2)	3,000,000	10.1%
All officers and directors as a whole (2 persons)	(3)	22,516,666	75.5%

(1)	Excludes 3,000,000 shares owned by Rosenweiss Capital LLC of which Mr. Rosenblum is a manager and 50% owner. Including those shares would give him beneficial ownership of 78.2%

(2)	Owned 50% by Abraham Rosenblum. Mr. Rosenblum, manager of Rosenweiss, has sole voting and dispositive power over the shares beneficially held by Rosenweiss.

(3)	Excludes 3,000,000 shares owned by Rosenweiss Capital LLC of which Mr. Rosenblum is a manager and 50% owner. Including those shares would give the group beneficial ownership of 85.5%

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We are not currently subject to the requirements of any stock exchange or national securities association with respect to having a majority of “independent directors”.  Mr. Klein is an “independent” director.

Mr. Rosenblum has loaned the Company $11,829 which is due on demand and Rosenweiss Capital LLC, an entity owned 50% by Mr. Rosenblum and of which he is a manager, loaned the Company $50,000 which is due and payable in an annual installments of $10,000 commencing on May 29, 2019.  On April 27, 2015, we entered into a software purchase agreement with Green Tree Software LLC, Steven Edelman, the principal of Green Tree Software LLC and a director of our company, and Rosenweiss Capital LLC pursuant to which we purchased a 49% interest in the Green Tree Magic Software owned by Green Tree Software LLC. We issued 14,700,000 shares of our common stock to Green Tree Software LLC, representing 49% of our issued and outstanding shares at that time, and $54,000 in cash. Concurrent with the closing of the software purchase, Rosenweiss purchased 3,000,000 shares of our common stock, representing a non-dilutable right (until we become a public company) to 10% of our issued and outstanding shares of common stock, for a purchase price of $70,000. The agreement also provides that Rosenweiss will make a four year loan of $50,000 to us, which it has.

If the software has not generated at least $25,000 in revenues by April 27, 2017, Green Tree will return 7,350,000 shares to the treasury of the Company and 7,350,000 shares to Rosenweiss. In such situation, we would retain a 5% interest in the software. As a result of this obligation, Green Tree agreed not to sell or transfer any of the 14,700,000 shares until April 2017, provided that if it desires to transfer shares it must obtain certain consents, including from Rosenweiss.

Relatives of certain of our insiders participated, on the same terms as other investors, in our 2015 financings.

During 2016, the Company used office space provided by its then President, Leonard Rosenfield, at no charge.  We currently use premises provided by a shareholder at no charge.

Index

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged ZBS Group LLP (“ZBS”) as our independent registered public accounting firm since December 24, 2014.  During the years ended December 31, 2016 and 2015, ZBS billed us audit fees of approximately $26,000 and $11,000,  respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by ZBS that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

ZBS did not charge us any tax fees  for the years ended December 31, 2016 and 2015, respectively.

All Other Fees

ZBS has not billed any other fees since their engagement on December 24, 2014.

Index

PART IV

ITEM 15. Exhibits

EXHIBIT NUMBER

3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).

3.1.1
Amendment to Certificate of Incorporation (incorporated by reference to exhibit 3.1.1 of the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).

3.2	Bylaws of the Company.

10.1
Software Purchase Agreement dated April 27, 2015 between the Company, Green Tree Software LLC, Steven Edelman and Rosenweiss Capital LLC (incorporated by reference to exhibit 10.1 of the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2016).

10.2
Promissory Note dated May 29, 2015 in favor of Rosenweiss Capital LLC (incorporated by reference to exhibit 10.2 of the Company’s registration statement on Form S-11 filed with the Securities and Exchange Commission on January 19, 2016).

10.3
Letter re Licensing Rights from Green Tree Software LLC to the Company dated January 11, 2016 (incorporated by reference to exhibit 10.3 of the Company’s registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).

10.4
Software Sale Agreement with Green Tree Software LLC dated as of February 6, 2017.(incorporated by reference to exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2017).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Rule 1350 Certification of Chief Executive Officer

32.2	Rule 1350 Certification of Principal Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN COMPUTER SERVICES, INC.

By: /s/ Abraham Rosenblum
Abraham Rosenblum, President and Director

Dated: March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Abraham Rosenblum	President and Director	March 31, 2017
Abraham Rosenblum	(Chief Executive Officer and Principal Financial Officer)

/s/ Robert Klein	Director	March 31, 2017
Robert Klein