Form 10-Q
period 2017-03-31
Titan Computer Services Inc.
filed 2017-05-19
CIK 1664127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check One):
Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Regulation 12b-2 of the Exchange Act): YES ☐  NO ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
29,826,659 shares of common stock issued and outstanding as of May 15, 2017.

TITAN COMPUTER SERVICES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

TITAN COMPUTER SERVICES, INC.

TITAN COMPUTER SERVICES, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2017	2016
	(Unaudited)
Current Assets
Cash	$15,863	$20,043
Account receivable – related party	-	9,310
Total Current Assets	$15,863	$29,353

Intangible Assets
Software Rights, net	3,642	7,000
Total Intangible Assets	3,642	7,000

Total Assets	$19,505	$36,353

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accrued expenses	$44,555	$46,875
Due to related party	76,429	11,829
Redeemable Common Stock	-	13,156
Deferred revenue	-	4,185
Other current liabilities	2,750	2,375
Total Current Liabilities	123,734	78,420

Long Term Liabilities
Loan payable – related party	50,000	50,000
Total Long Term Liabilities	50,000	50,000

Total Liabilities	173,734	128,420

Commitments and Contingencies - note 6

Stockholders' Equity (Deficiency)
Preferred Stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - no par value, 70,000,000 shares authorized, at March 31, 2017 and December 31, 2016, 29,826,659 shares issues and outstanding at March 31, 2017 and December 31, 2016	143,667	130,511
Accumulated deficit	(297,896)	(222,578)
Total Stockholders' Deficiency	(154,229)	(92,067)

Total Liabilities and Stockholders' Deficiency	$19,505	$36,353

The accompanying notes are an integral part of these unaudited condensed financial statements.

TITAN COMPUTER SERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Revenue	$15,000	$-

Operating Expenses
Legal and professional fee	29,900	30,694
Other general and administrative expenses	60,043	3,003
Total operating expenses	89,943	33,697

Loss from operations	(74,943)	(33,697)

Other Income (Expenses)
Interest expense	(375)	(375)
Total Other Income (Expenses), Net	(375)	(375)

Net Loss before tax	(75,318)	(34,072)

Provision for income taxes	-	-
Net Loss	$(75,318)	$(34,072)

Earnings per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of shares of common stock - basic and fully diluted	29,826,659	30,801,659

The accompanying notes are an integral part of these unaudited condensed financial statements.

TITAN COMPUTER SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Operating Activities:
Net loss	$(75,318)	$(34,072)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Amortization expense	3,358	-
Allowance for doubtful accounts	5,125
Change in assets and liabilities:
Accrued expenses	(2,320)	(7,500)
Other current liabilities	375	375
Net Cash Used In Operating Activities	(68,780)	(41,197)

Net Cash Used In Investing Activities	-	-

Financing Activities:
Proceeds from related party loans	64,600	-
Net Cash Provided By financing activities	64,600	-

Net Decrease in Cash	(4,180)	(41,197)

Cash, Beginning Of Period	20,043	87,639

Cash, End Of Period	$15,863	$46,442

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Shares issued for acquisition of software costs	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

TITAN COMPUTER SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

1 — BACKGROUND AND DESCRIPTION OF BUSINESS

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements of Titan Computer Services, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2016.

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

Due to the progressive nature of digital services, the Company evolved to provide on-site IT programmers, analysts and architects for corporations, and online services for sales and marketing professionals requiring sales data, marketing intelligence and real-time leads. As a result of our purchase of a minority interest in the software known as Greentree Magic Software, the Company is also involved in the development and marketing of this software. GreenTree Magic Software is owned 51% by Green Tree Software LLC and 49% by us (software rights). The Company specializes in providing business intelligence to companies in need of IT human capital. The software provides access to information for passive IT applicants in the industry. The Green Tree Magic Software was fully developed as of December 31, 2015 and will provide a business intelligence productivity tool that serves the dual purpose of business development and professional recruiting. We believe the software will help companies generate sales leads by providing access to actionable triggers, for example, a change in management, use of new software, or the type of programming language used by companies in our database. In addition, companies will be able to use the software to identify passive candidates for their job openings.  In anticipation of losing ownership of the software because certain minimum sales target were not going to be met, the Company has commenced implementing a new business plan to return to providing staffing solutions without reliance on the software.

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

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At March 31, 2017, we had approximately $16,000 in cash. Our net losses incurred for the three months ended March 31, 2017 and 2016, amounted to approximately $75,000 and $34,000, respectively, and working capital deficits was approximately $108,000 and $49,000, respectively, at March 31, 2017 and December 31, 2016. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

The Company, as a placement agent, earns an initial placement fee from our clients when the placement commences.  This initial fee is non-refundable and is not dependent upon the length or ultimate success of the placement.  Accordingly, the initial placement fee is recognized when the fee is received and the placement commences.  In the event the placement is successful and certain agreed upon milestones occur an additional fee is due.  The Company will recognize the additional fees when the milestones are met and the additional fee is received.

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

Amortization is recognized using the straight-line method over the following approximate useful lives:

Software rights                                        5 Years

The Software rights were fully developed as at balance sheet date. As of March 31, 2017 and December 31, 2016, carrying value of software costs was approximately $3,642 and $7,000, respectively. Amortization expense for the three months ended March 31, 2017 and 2016 was $3,358 and $0, respectively.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The Company performed an impairment testing at the prior year- end and wrote down the value of the software to $7,000 which was based on consideration to be paid per agreement for the sale of the software rights dated March 2, 2017, see Note 3.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2016, the company recorded an impairment loss on the software rights. For the three months ended March 31, 2017 and 2016, the Company had not experienced impairment losses on its long-lived assets.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2017 and 2016 were $0.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statements of operations.  No such charges have been incurred by the Company.  For the three months ended March 31, 2017 and 2016, the Company had no uncertain tax positions.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its financial statements.

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

Income Taxes

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory ("ASU 2016-16"), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2016-16 on its consolidated financial statements.

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

3 — INTANGIBLE ASSETS - SOFTWARE RIGHTS

Software rights, net consisted of the following:

	March 31, 2017	December 31, 2016

Software rights	$67,156	$67,156
Less: Accumulated amortization	(13,432)	(10,074)
Impairment loss	(50,082)	(50,082)
	$3,642	$7,000

Amortization expense for the three months ended March 31, 2017 and 2016 was approximately $3,358 and $0, respectively.

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

On February 6, 2017 in conjunction with the sale of shares by Green Tree to Abraham Rosenblum, (see Note 1) the contingencies associated with 14.7 million shares no longer existed and as such the liability associated with the redeemable common stock was reversed and charged to equity. As a result, the redeemable common stock as of March 31, 2017 and December 31, 2016 was $0 and $13,156, respectively.

On April 27, 2017 the Company’s 49% interest in the software reverted back to Green Tree since the Company did not meet the revenue threshold established in the software purchase agreement.

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2017 and 2016 annual effective tax rate is estimated to be a combined 38% for the U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of March 31, 2017 and December 31, 2016, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 38% effective tax rate) as of March 31, 2017 and December 31, 2016, respectively, are as follows:

	Total	Total	Deferred Tax Asset
	2017	2016	2017	2016
Net operating loss carry-forward	307,000	231,000	117,000	88,000
Less: valuation allowance	(307,000)	(231,000)	(117,000)	(88,000)
Total	$-	$-	$-	$-

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $307,000 at March 31, 2017, that is potentially available to offset future taxable income, which will begin to expire in the year 2031. For financial reporting purposes, no deferred tax asset was recognized because at March 31, 2017 and December 31, 2016, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $117,000 and $88,000 for the three months ended March 31, 2017 and years ended December 31, 2016, respectively. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2012, except that in the future, earlier tax years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

The reconciliation between income taxes (benefit) at the U.S. and State statutory tax rates and the amount recorded in the accompanying financial statements is as follows:

	March 31,	December 31,
	2017	2016
Tax benefit at U.S. federal statutory rate	$(29,000)	$(70,000)
State income taxes/(benefit) before valuation allowance, net of federal benefit	-	-
Increase in valuation allowance	29,000	70,000
Total provision for income tax benefit	$-	$-

6 — COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of March 31, 2017 and December 31, 2016, the Company did not have any legal actions pending against it.

7 — RELATED PARTY TRANSACTIONS

As of March 31, 2017 and December 31, 2016, the balance due to our current CEO, Mr. Abraham Rosenblum was approximately $76,429 and $11,829, respectively, which is non-interest bearing, unsecured and payable on demand.

As of March 31, 2017 and December 31, 2016, the receivables from licensing the software through Green Tree Software LLC was $0 and $9,310, respectively, also see Note 3. The Company recognized approximately $0 and $0 of revenue for the three months ended March 31, 2017 and 2016 and recorded approximately $0 and $4,000 of deferred revenues as of March 31, 2017 and December 31, 2016, respectively.

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

As of March 31, 2017 and December 31, 2016, the Company has no preferred stock issued and outstanding. As of March 31, 2017 and December 31, 2016, the Company has 29,826,659 shares of no par common stock issued and outstanding.

9 — SUBSEQUENT EVENT

On April 27, 2017 the Company’s 49% interest in the software reverted back to Green Tree since we did not meet the revenue threshhold established in the software purchase agreement.

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

Certain information contained in this discussion and elsewhere in this report may include "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain  "forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may",  "will", "expect", "believe",  "explore",  "consider",  "anticipate",  "intend", "could", "estimate",  "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to pay our lender and other creditors,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officer,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our product and services,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

Revenue for the three-month period ended March 31, 2017 was $15,000, an increase of $15,000 or 100% compared to $0 for the comparable period of 2016.

The revenues were derived from placement fees paid by employers upon the successful placement of our clients. The increase in revenues during the three months ended March 31, 2017 was primarily due to the fact that we reverted back to our traditional method of placement services during the first quarter of 2017 whereas in 2016 management devoted time and resources on developing software to become a technology based placement business, which venture proved unsuccessful.

Cost of goods sold

Our cost of goods sold for each of the three-month periods ended March 31, 2017 and 2016 was $0.

For the reasons described above there were no revenues in the first quarter of 2016 and therefore there is no cost of goods sold or gross margins.  We were able to have revenues this quarter without incurring any cost of goods sold but we cannot predict at this time what our cost of goods sold or gross margins will be going forward with our new (yet old) business strategy and under the circumstances, past performance is certainly no indication of future performance.

Operating expenses

Operating expenses for the three months ended March 31, 2017 were $89,943 which was comprised of professional fees and expenses of $29,900 and other general and administrative expenses of $60,043 as compared with operating expenses of $33,697 for the three months ended March 31, 2016 which was comprised of professional fees and expenses of $30,694 and other general and administrative expenses of $3,003.  The increase is primarily due to increased accounting, consulting and transfer agent fees.

Interest expense

Interest expense for each of the three month periods ended March 31, 2017 and 2016 was $375.

Net loss from continuing operations

For the reasons above, the Company had a net loss for the three-month period ended March 31, 2017 of $75,318, which is an increase of approximately 55% compared to a net loss of $34,072 for the comparable period of 2016.

Liquidity and Capital Resources at March 31, 2017

As of March 31, 2017, the Company had current assets of $15,863 consisting of cash and cash equivalents as compared to $29,353 at December 31, 2016, consisting of $20,043 of cash and cash equivalents and $9,310 of account receivable (related party). Also at March 31, 2017, the Company had current liabilities of $123,734 consisting of accrued expenses of $44,555, due to related party of $76,429 and other current liabilities of $2,750 as compared to $78,420 of current liabilities at December 31, 2016, consisting of accrued expenses of $46,875, due to related party of $11,829, redeemable common stock of $13,156, deferred revenue of $4,185 and other current liabilities of $2,375.

The Company had net negative working capital of $107,871 as of March 31, 2017.  The Company intends to continue to focus on increasing market share which should result in cash flow from operations.  Currently, we do not have any material long-term obligations other than the $50,000 note described in Note 4 to the financial statements included in this report. As we seek to increase our sales we may use existing cash reserves, long-term financing, or other means to finance such growth.

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

2017 Plans

Our plan of operations for the remainder of this year is to continue our efforts to pivot back to providing traditional placement services.  We plan to attempt to expand our business by enlarging our focus to the telecommunications, food service and real estate markets, exploring potential acquisition opportunities and continuing to extend our focus through the growth of our existing sales channels and through a variety of additional sales channel relationships which are currently being explored.  In the event we believe our efforts are not proving successful, we would consider other opportunities in an effort to increase shareholder value.

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

RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in the heading “Risk Factors” as detailed in our Annual Report on Form 10-K for the year ended December 31, 2016 which is available at no cost at www.sec.gov.

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

3.2	Bylaws of the Company (incorporated by reference to exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 3, 2017).

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Abraham Rosenblum	Principal Executive Officer and Principal Financial and Accounting Officer	May 19, 2017
Abraham Rosenblum