Form 10-Q/A
period 2017-03-31
Titan Computer Services Inc.
filed 2017-06-26
CIK 1664127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,826,659 shares of common stock issued and outstanding as of May 15, 2017.

EXPLANATORY NOTE

This amendment to the Form 10-Q for the period ending March 31, 2017 is being filed to correct a previous error. The registrant inadvertently checked “NO”, when, in fact, the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, and should have checked “YES.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Abraham Rosenblum	Principal Executive Officer and Principal Financial and Accounting Officer	June 26, 2017
Abraham Rosenblum