Form 10-Q
period 2017-06-30
Titan Computer Services Inc.
filed 2017-08-14
CIK 1664127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended June 30, 2017

☐   Transition report pursuant to Section 13 or 15(d) of the Exchange Act
For the transition period from _________ to _________.

TITAN COMPUTER SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

New York	000-55639	13-3778988
(State or Other Jurisdiction of	(Commission File Number)	(I.R.S. Employer Identification No.)
Incorporation)
515 E. Las Olas Boulevard, Suite 120, Fort Lauderdale, FL  33301
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  21,728,659 shares issued and outstanding at August 9, 2017.

TITAN COMPUTER SERVICES, INC.
TABLE OF CONTENTS TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

 TITAN COMPUTER SERVICES, INC.
(UNAUDITED)

TITAN COMPUTER SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30,
2017*
(Unaudited)
ASSETS

Current Assets
Cash – attorney escrow account	$87,500
Prepaid expense	1,667
Total Current Assets	$89,167

Office Equipment
Office equipment	10,455
10,455

Intangible Assets
Trademarks	7,520
Total Intangible Assets	7,520

Total Assets	$107,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – related party	$1,667
Accrued expenses	5,000
Shareholder’s advance	26,764
Total Current Liabilities	33,431
Total Liabilities	33,431

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock - no par value, 70,000,000 shares authorized, at June 30, 2017, 21,728,659 shares issued and outstanding at June 30, 2017	237,269
Additional Paid in capital	(149,769)
Accumulated deficit	(13,789)
Total Stockholders’ Equity	73,711

Total Liabilities and Stockholders’ Equity	$107,142
*The Company was incorporated May 18, 2017 and therefore no comparative numbers for December 31, 2016 exist.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TITAN COMPUTER SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

For the period from
May 18, 2017 (Date of Inception)
To June 30, 2017

Revenue	$-

Operating Expenses
General and administrative expenses	13,789
Total operating expenses	13,789

Loss from operations	(13,789)

Total Other Income (Expenses), Net	-

Net loss before tax	(13,789)

Provision for income taxes	-
Net loss	$(13,789)

Earnings (loss) per share - basic and fully diluted	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	29,559,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TITAN COMPUTER SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

For the period from
May 18, 2017 (Date of Inception)
To June 30, 2017
Operating Activities:
Net loss	$(13,789)

Adjustments to reconcile net loss from operations to net cash used in operating activities:

Change in assets and liabilities:
Prepaid expense	(1,667)
Accounts payable – related party	1,667
Accrued expenses	5,000

Net Cash Used In Operating Activities	(8,789)

Net Cash Used In Investing Activities	-

Financing Activities:
Issuance of Common Stock, net of transaction cost $12,500	87,500
Shareholder’s Advance	8,789
Net Cash Provided By Financing Activities	96,289

Net Increase in Cash and Cash Equivalents	87,500

Cash and Cash Equivalents, Beginning Of Period	-

Cash and Cash Equivalents, End Of Period	$87,500

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$-
Income taxes paid	$-

Supplemental Disclosure of Non-cash Flow investing activities:
Acquisition of office equipment by a shareholder	$10,455
Acquisition of trademark by a shareholder	$7,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TITAN COMPUTER SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MAY 18, 2017 (DATE OF INCEPTION) TO JUNE 30, 2017
(Unaudited)

	Common Stock		Additional
	No of	No	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, May 14, 2017	-	-	-	-	-
Issuance of shares upon incorporation – May 18, 2017	6,102,000	6,102	(6,102)	-	-
Recapitalization for reverse merger – restatement adjustment of shares issued at incorporation	15,126,659	143,667	(143,667)	-	-
Issuance of common stock, net of transaction cost $12,500	500,000	87,500	-	-	87,500
Net loss for the period	-	-	-	(13,789)	(13,789)
Balance, June 30, 2017	21,728,659	$237,269	$(149,769)	$(13,789)	$73,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TITAN COMPUTER SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM MAY 18, 2017 TO JUNE 30, 2017
(Unaudited)

1 — BACKGROUND AND DESCRIPTION OF BUSINESS

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements of Titan Computer Services, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean Titan Computer Services, Inc.

Company Background

Titan Computer Services, Inc. (“Titan” or the “Company”), was incorporated in the State of New York on July 13, 1994.

On June 27, 2017, the Company successfully closed a Share Exchange transaction (“Share Exchange”) with the shareholders of Altitude International, Inc, (“Altitude”) a Wisconsin corporation. Altitude was incorporated on May 18, 2017 under the laws of the state of Wisconsin. Altitude will operate through Northern, Central, and South America sales by way of its sole distribution agreement with Woodway Inc. to execute the current business plan of athletic training industry, specifically altitude training. Our objective is to be recognized as one of the upper tier specialty altitude training equipment providers.

Recapitalization of Altitude

On June 27, 2017, Titan entered into a share exchange transaction with Altitude which resulted in a change of control of Titan. Pursuant to the terms of the Share Exchange, the Company agreed to issue 6,102,000 shares of its common stock to all the individual shareholders of Altitude, holding 6,102,000 shares of Altitude stock, on a pro rata basis (one to one share exchange). In exchange for this stock issuance, the Company received 100% of the outstanding shares of Altitude. Following this Share Exchange, Altitude became a wholly-owned subsidiary of Titan. There was a cancellation of 14,700,000 shares of common stock of Titan that was held by Titan’s former majority stockholder as part of the share exchange agreement, which all had a net effect of a decrease of 8,598,000 shares in Titan outstanding shares. The business, assets and liabilities of Titan has changed as a result of this reverse acquisition by Altitude, to Altitude’s business plan.

This share exchange transaction resulted in those shareholders obtaining a majority voting interest in Titan and control of the Board of Directors of Titan. Generally accepted accounting principles require that the Company whose shareholders retain the majority interest and control in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Altitude as the accounting acquirer and Titan as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of Altitude, whereby Altitude is deemed to be the continuing, surviving entity for accounting purposes but through reorganization, has deemed to have adopted the capital structure of Titan. The equity section of the accompanying condensed consolidated financial statements has been restated to reflect the recapitalization of the Company due to the reverse acquisition.

Accordingly, all references to common shares of Altitude’s common stock have been restated to reflect the equivalent number of Titan’s common shares. In other words, the 6,102,000 Altitude shares outstanding at the time of the share exchange are restated to 21,228,659 common shares (prior to the 500,000-common share capital raise mentioned below that was conducted after the share exchange agreement), as of June 27, 2017. Each share of Altitude is accordingly restated at a multiple of approximately 3.48 shares of Titan for the weighted average shares outstanding for the loss per share calculations in the accompanying condensed consolidated statement of operations.

The book value of the net assets that for accounting purposes, were deemed to have been acquired by Altitude from Titan, as of the date of acquisition (June 27, 2017) were $0, after the waiver of all debts from officers and third parties.

A condition to the closing of the Share Exchange Agreement was raising $100,000 in the Company. On June 27, 2017, the Company issued 500,000 shares of its common stock to an accredited investor pursuant to a Subscription Agreement for $100,000, or $0.20 per share which was kept at escrow account. During the recapitalization, the Company incurred legal fees of $12,500 which was paid through the attorney’s escrow account and recorded as transaction costs which were netted against the $100,000 proceeds. There is $87,500 remaining in the attorney’s escrow account at June 30, 2017, reported on the accompanying condensed consolidated balance sheet.

Altitude International, Inc (“Altitude”)

Altitude International, Inc was incorporated on May 18, 2017 under the laws of the state of Wisconsin with 100,000,000 authorized common stock with $0.001 par value. On May 18, 2017, 6,102,000 shares of common stock at $0.001 (par) were issued as founder shares, valued at a total of $6,102 to 15 individuals, including Mr. Dave Vincent who is the majority equity interest shareholder and the director of the Company. These shares were issued for future potential services from these various individuals and as of the date of this issuance, no value was placed on these future potential services and were therefore recorded at par value as stock-based compensation to the founders.

On June 27, 2017, after the closing of certain Stock Purchase Agreements, in private sale transaction and the Share Exchange Agreement, a change of control of Titan occurred, see recapitalization of Altitude mentioned above. Dave Vincent is now the majority shareholder of the Company, owning 51.3 % of the issued and outstanding common shares of Titan.

Altitude will operate through Northern, Central, and South America sales by way of its sole distribution agreement with Woodway Inc. to execute the current business plan of athletic training industry, specifically altitude training. Our objective is to be recognized as one of the upper tier specialty altitude training equipment providers.

Changes in Management and the Board of Directors

On June 27, 2017, pursuant to the Closing of the Share Exchange Agreement, Dave Vincent was appointed as the Company’s new CEO and Abraham Rosenblum resigned as CEO. Additionally, Mr. Vincent and Robert Kanuth were appointed as directors of the Company and Robert Klein resigned.

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

Principles of consolidation

The consolidated financial statements include the accounts of Titan and Altitude. All significant intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Significant Estimates, Risks and Concentrations

These accompanying financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to the valuation of the software rights and redeemable common stock liability. It is reasonably possible that as more current information becomes available, any adjustment could be significant in future reporting periods.

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

Property, Plant and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Machinery and equipment  3-5 Years

Intangible Assets

Intangible assets consist primarily of the trademarks and copyrights. The trademarks and copyrights will be amortized using the straight-line method based on an estimated useful life of 10 years.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended June 30, 2017.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the period from May 18, 2017 (date of inception) to June 30, 2017 the Company had not experienced impairment losses on its long-lived assets.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the period from May 18, 2017 (date of inception) to June 30, 2017 was $0.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statements of operations.  No such charges have been incurred by the Company.  For the period from May 18, 2017 (date of inception) to June 30, 2017, the Company had no uncertain tax positions.

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

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method. The Company is evaluating the effect of the adoption of the new revenue recognition standard as to whether it will have a material impact on its consolidated financial statements.

3 — OFFICE EQUIPMENT

Office equipment, net consisted of the following:

June 30, 2017

Office equipment	$10,455
Less: Accumulated depreciation	-
$10,455

Depreciation of the Office equipment for the period from May 18, 2017 to June 30, 2017 was $0.

4 — INTANGIBLE ASSETS - TRADEMARK

Trademark, net consisted of the following:

June 30, 2017

Trademark	$7,520
Less: Accumulated amortization	-
$7,520

Amortization expense of the Trademark for the period from May 18, 2017 to June 30, 2017 was $0.

5 — INCOME TAXES

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2017 annual effective tax rate is estimated to be a combined 38% for the U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of June 30, 2017, there was no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 38% effective tax rate) as of June 30, 2017, respectively, are as follows (rounded to the nearest thousand):

	Total June 30	Deferred Tax Asset
	2017	2017
Net operating loss carry-forward	14,000	5,000
Less: valuation allowance	(14,000)	(5,000)
Total	$-	$-

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $5,000 at June 30, 2017, that is potentially available to offset future taxable income, which will begin to expire in the year 2030. For financial reporting purposes, no deferred tax asset was recognized because at June 30, 2017, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately increased by $5,000 for the period from May 18, 2017 (date of inception) to June 30, 2017. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2012, except that in the future, earlier tax years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

The reconciliation between income taxes (benefit) at the U.S. and State statutory tax rates and the amount recorded in the accompanying financial statements is as follows:

June 30,
2017
Tax benefit at U.S. federal statutory rate	$(5,000)
State income taxes/(benefit) before valuation allowance, net of federal benefit	-
Increase in valuation allowance	5,000
Total provision for income tax benefit	$-

6 — COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of June 30, 2017, the Company did not have any legal actions pending against it.

On June 27, 2017,  Altitude International, Inc., (“Licensee”) entered a license agreement with Sporting Edge UK Ltd., Inc., a related company in United Kingdom (“Licensor”), the licensor is the sole and exclusive owner of and has the right to license to licensee the ability to manufacture and sell rights to the full range of membrane based systems for the production of reduced oxygen environments and associated services as well as the use of patents and trademarks held by Sporting Edge UK Ltd or Mr. David Vincent.

Licensor agreed to grant the licensee exclusive right and license to the Manufacturing and Sales Rights in the Territory including the Continent of North America, Central America and the Continent of South America. On the effective date of this agreement and for a period of 5 years thereafter, Licensee shall pay upfront payment of $10,000 to Licensor annually.  In addition, commencing on the sixth anniversary of the effective date the licensee shall pay continuing royalty fees on all sales of product manufactured using the IP.  The royalty payable shall be calculated as 0.5% of the Sale Price. The Company recorded the payment due of $1,667 under Prepaid expenses and accounts payable as of June 30, 2017.

7 — RELATED PARTY TRANSACTIONS

As of June 30, 2017, the balance due to our current CEO, Mr. Dave Vincent was recorded under Shareholder’s Advance approximately $26,764, which is a verbal agreement, non-interest bearing, unsecured and payable on demand. These advances included $10,455 of acquisition of office equipment and $7,520 of acquisition of trademark which were disclosed at supplemental disclosure of non-cash flow investing activities of the statement of cash flow.

8 — STOCKHOLDERS’ EQUITY

Altitude was incorporated on May 18, 2017 under the laws of the state of Wisconsin with 100,000,000 authorized common stock with $0.001 par value. On June 12, 2017, Altitude issued 6,102,000 shares of its common stock at par value of $0.001 per share as founder shares for future potential services from 15 individuals, including Mr. Dave Vincent, who is the majority equity interest shareholder and the director of the Company, with a total recorded at par value of $6,102.

On June 27, 2017, Titan entered into a share exchange transaction with Altitude and the shareholders of Altitude. Pursuant to the terms of the Share Exchange, the Company agreed to issue 6,102,000 shares of its common stock to the individual shareholders of Altitude on a pro rata basis in exchange for receive 100% of the shares of Altitude.  Following the Share Exchange, Altitude became a wholly-owned subsidiary of the Company.

Prior to the Share Exchange Agreement, there were 29,826,659 shares of common stock of the Company issued and outstanding, 14,700,000 of which were cancelled on June 27, 2017. As consideration for the Share Exchange Agreement, the shareholders of Altitude received a total of 6,102,000 restricted shares of Titan proportionate to their shareholdings in Altitude.

On June 27, 2017, the date of closing of the Share Exchange Agreement, the Company issued 500,000 shares of its common stock to an accredited investor pursuant to a Subscription Agreement for $100,000, or $0.20 per share. Total proceed received was $87,500 after paying transaction costs of $12,500. Immediately following the Share Exchange agreement, there will are 21,728,659 shares of common stock issued and outstanding and no shares of preferred stock outstanding.

As of June 30, 2017, the Company has no preferred stock issued and outstanding. As of June 30, 2017, the Company has 21,728,659 shares of no par common stock issued and outstanding.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain  “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, ”will”, “expect”, “believe”,  “explore”,  “consider”,  “anticipate”,  “intend”, “could”, “estimate”,  “plan”, “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

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

Results of Operations

For the period from May 18, 2017 (Date of Inception) to June 30, 2017

Revenue

The Company had no revenue for the period from May 18, 2017 (Date of Inception) to June 30, 2017.

Operating Expenses

The following table presents our total operating expenses for the period from May 18, 2017 (Date of Inception) to June 30, 2017:

For the period from
May 18, 2017 (Date of Inception)
To June 30, 2017

Travel expenses	$7,995
Other general and administrative costs	5,794
Operating expenses	$13,789

Net Loss

The Company had a net loss of $13,789 for the period from May 18, 2017 (Date of Inception) to June 30, 2017. Increases in net loss were due primarily to the abovementioned effect.

Net loss per share for the period from May 18, 2017 (Date of Inception) to June 30, 2017 was approximately $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At June 30, 2017, the Company had cash and cash equivalents of approximately $87,500. The Company has financed its cash requirements from the sale of common stock and advances from related parties. Also at March 31, 2017, the Company had current liabilities of $33,431consisting of shareholder’s advance of $26,764 and other current liabilities of $6,667. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

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

Plan of Operation

The Company will produce systems under license from Sporting Edge UK Ltd.  These systems include the control of simulated altitude as a minimum and often the simultaneous control of temperature and humidity, providing a full environmental capability.  Also included in the license are the Training Protocols that Sporting Edge has established to ensure that the optimum results are achieved by athletes using the altitude facilities.

The Company will lease space in the Woodway facility in Waukesha to undertake the manufacture of systems.  This will consist primarily of manufacturing space, but with a small office content.  The work will primarily consist of the assembly of components into the unique licensed designs.  Initial recruitment of technically capable persons will be necessary, followed by short training blocks to pass on the required skills.  At least one person is likely to visit the UK to see systems in operation and obtain hands-on experience of the manufacturing requirement.  Woodway is an engineering based company and so is a perfect environment in which to establish an operation which is in many ways similar to their own.  In addition, many aspects of infrastructure – goods handling, welfare facilities, etc. – can be accessed immediately without expense to Altitude.

The Company has two approaches to penetrating the market.

•
The Company has appointed Woodway as the sole Distributor for North, South and Central America.  This provides access to every professional Sports Club, College and University as well as many Hospitals and Military facilities.  As a result, the time and cost associated with establishing and operating a sales force is avoided.

•	The Company also has Board members and Company Ambassadors who are able to access key, top level decision makers via their personal contact networks.

A demonstration Altitude Room has been installed at the Woodway facility in Waukesha to allow effective demonstration of the physiological changes brought about be reduced oxygen air.

Customer support and installation activities will be carried out in association with the existing network of Woodway Service Centers.  Once again, the cost and time of establishing such a network is avoided whilst ensuring that the vital support element is in place.

Commercial operations will center in Florida where a second demonstration facility will be located, working in association with an existing top end Fitness facility.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

•	The Company does not have independent directors;
•
Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

•	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting; and
•	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	As funding permits, the Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
•	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management hopes to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Limitations on the Effectiveness of Controls

The Company’s officer does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Share Exchange Agreement, the Corporation issued 6,102,000 shares of its restricted common stock to the shareholders in Altitude on a pro rata basis.

On June 27, 2017, the Company issued 500,000 shares of its common stock to an accredited investor pursuant to a Subscription Agreement for $100,000, or $0.20 per share. The Shares were offered and sold in a private placement to the Investor without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 16, 2016)
3.2	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 16, 2016)
3.3	Articles of Incorporation of Altitude International
10.1	Share Exchange Agreement
10.2	Licensing Agreement
10.3	Sole Distribution Agreement
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Dave Vincent	Principal Executive Officer and Principal Financial and Accounting Officer	August 14, 2017
Dave Vincent