Form 10-Q
period 2017-09-30
Titan Computer Services Inc.
filed 2017-11-20
CIK 1664127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended September 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  21,728,659 shares issued and outstanding at November 7, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

 TITAN COMPUTER SERVICES, INC.
(UNAUDITED)
Contents

Page

Consolidated Financial Statements - Unaudited

Condensed Consolidated Balance Sheet as of September 30, 2017 (unaudited)	4

Condensed Consolidated Statement of Operations for the three months and for the period from May 18, 2017 (Date of Inception) to September 30, 2017 (unaudited)	5

Condensed Consolidated Statement of Cash Flows for the period from May 18, 2017 (Date of Inception) to September 30, 2017 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8-15

TITAN COMPUTER SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,
2017*
(Unaudited)
ASSETS

Current Assets
Cash – attorney escrow account	$44,955
Prepaid expense	4,167
Total Current Assets	$49,122

Office Equipment
Office equipment	9,584
9,584

Intangible Assets
Trademarks	12,130
Total Intangible Assets	12,130

Total Assets	$70,836

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable – related party	$4,167
Accrued expenses	184,920
Shareholder’s advance	26,764
Total Current Liabilities	215,851
Total Liabilities	215,851

Commitments and Contingencies

Stockholders’ Deficiency
Preferred Stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock - no par value, 70,000,000 shares authorized, at September 30, 2017, 21,728,659 shares issued and outstanding at September 30, 2017	237,269
Additional Paid in capital	(149,769)
Accumulated deficit	(232,515)
Total Stockholders’ Deficiency	(145,015)

Total Liabilities and Stockholders’ Deficiency	$70,836
*The Company was incorporated May 18, 2017 and therefore no comparative numbers for December 31, 2016 exist.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TITAN COMPUTER SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended	For the period from May 18, 2017 (Date of Inception) To
	September 30, 2017	September 30, 2017

Revenue	$-	$-

Operating Expenses
Professional fees	30,040	30,040
Other general and administrative expenses	188,686	202,475
Total operating expenses	218,726	232,515

Loss from operations	(218,726)	(232,515)

Total Other Income (Expenses), Net	-	-

Net loss before tax	(218,726)	(232,515)

Provision for income taxes	-	-
Net loss	$(218,726)	$(232,515)

Earnings per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	21,728,659	27,008,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TITAN COMPUTER SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

For the period from
May 18, 2017 (Date of Inception)
To September 30, 2017
Operating Activities:
Net loss	$(232,515)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation Expense	871
Amortization Expense	154

Change in assets and liabilities:
Prepaid expense	(4,167)
Accounts payable – related party	4,167
Accrued expenses	184,920
Net Cash Used In Operating Activities	(46,570)

Investing Activities:
Purchase of plant and equipment	(10,455)
Purchase of trademark	(12,284)
Net Cash Used In Investing Activities	(22,739)

Financing Activities:
Issuance of Common Stock, net of transaction cost $12,500	87,500
Shareholder’s Advance	26,764
Net Cash Provided By Financing Activities	114,264

Net Increase in Cash	44,955

Cash, Beginning Of Period	-

Cash, End Of Period	$44,955

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$-
Income taxes paid	$-

Supplemental Disclosure of Non-cash Flow investing activities:
Acquisition of office equipment by a shareholder	$10,455
Acquisition of trademark by a shareholder	$12,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TITAN COMPUTER SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM MAY 18, 2017 (DATE OF INCEPTION) TO SEPTEMBER 30, 2017
(Unaudited)

	Common Stock		Additional
	No of	No	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, May 14, 2017	-	-	-	-	-
Issuance of shares upon incorporation – May 18, 2017	6,102,000	6,102	(6,102)	-	-
Recapitalization for reverse merger – restatement adjustment of shares issued at incorporation	15,126,659	143,667	(143,667)	-	-
Issuance of common stock, net of transaction cost $12,500	500,000	87,500	-	-	87,500
Net loss for the period	-	-	-	(232,515)	(232,515)
Balance, September 30, 2017 - unaudited	21,728,659	$237,269	$(149,769)	$(232,515)	$(145,015)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TITAN COMPUTER SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM MAY 18, 2017 TO SEPTEMBER 30, 2017
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

A condition to the closing of the Share Exchange Agreement was raising $100,000 in the Company. On June 27, 2017, the Company issued 500,000 shares of its common stock to an accredited investor pursuant to a Subscription Agreement for $100,000, or $0.20 per share which was kept at escrow account. During the recapitalization, the Company incurred legal fees of $12,500 which was paid through the attorney’s escrow account and recorded as transaction costs which were netted against the $100,000 proceeds. There is $44,955 remaining in the attorney’s escrow account at September 30, 2017, reported on the accompanying condensed consolidated balance sheet.

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

Changes in Management and the Board of Directors

On June 27, 2017, pursuant to the Closing of the Share Exchange Agreement, Mr. Dave Vincent was appointed as the Company’s new CEO and Abraham Rosenblum resigned as CEO. Additionally, Mr. Vincent and Mr. Robert Kanuth were appointed as directors of the Company and Mr. Robert Klein resigned.

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

Machinery and equipment  3-5 Years

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of September 30, 2017, carrying value of patent was approximately $12,130.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended September 30, 2017.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the period from May 18, 2017 (date of inception) to September 30, 2017 the Company had not experienced impairment losses on its long-lived assets.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the period from May 18, 2017 (date of inception) to September 30, 2017 was approximately $10,000.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statements of operations.  No such charges have been incurred by the Company.  For the period from May 18, 2017 (date of inception) to September 30, 2017, the Company had no uncertain tax positions.

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

3 — OFFICE EQUIPMENT

Office equipment, net consisted of the following:

September 30, 2017

Office equipment	$10,455
Less: Accumulated depreciation	(871)
$9,584

Depreciation of the Office equipment for the three months ended September 30, 2017 and for the period from May 18, 2017 to September 30, 2017 was $871.

4 — INTANGIBLE ASSETS - TRADEMARK

Trademark, net consisted of the following:

September 30, 2017

Trademark	$12,284
Less: Accumulated amortization	(154)
$12,130

Amortization expense of the Trademark for the three months ended September 30, 2017 and for the period from May 18, 2017 to September 30, 2017 was $154.

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2017 annual effective tax rate is estimated to be a combined 38% for the U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of September 30, 2017, there was no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 38% effective tax rate) as of September 30, 2017, respectively, are as follows (rounded to the nearest thousand):

	Total September 30	Deferred Tax Asset
	2017	2017
Net operating loss carry-forward	233,000	88,000
Less: valuation allowance	(233,000)	(88,000)
Total	$-	$-

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $88,000 at September 30, 2017, that is potentially available to offset future taxable income, which will begin to expire in the year 2030. For financial reporting purposes, no deferred tax asset was recognized because at September 30, 2017, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately increased by $88,000 for the period from May 18, 2017 (date of inception) to September 30, 2017. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2012, except that in the future, earlier tax years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

The reconciliation between income taxes (benefit) at the U.S. and State statutory tax rates and the amount recorded in the accompanying financial statements is as follows:

September 30,
2017
Tax benefit at U.S. federal statutory rate	$(88,000)
State income taxes/(benefit) before valuation allowance, net of federal benefit	-
Increase in valuation allowance	88,000
Total provision for income tax benefit	$-

6 — COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of September 30, 2017, the Company did not have any legal actions pending against it.

On June 27, 2017,  Altitude International, Inc., (“Licensee” or “the Company) entered a license agreement with Sporting Edge UK Ltd., Inc., a related company in United Kingdom (“Licensor”), the licensor is the sole and exclusive owner of and has the right to license to licensee the ability to manufacture and sell rights to the full range of membrane based systems for the production of reduced oxygen environments and associated services as well as the use of patents and trademarks held by Sporting Edge UK Ltd or Mr. David Vincent.

Sporting Edge UK Ltd (“Licensor”) agreed to grant the licensee exclusive right and license to the Manufacturing and Sales Rights in the Territory including the Continent of North America, Central America and the Continent of South America. On the effective date of this agreement and for a period of 5 years thereafter, the Company (“Licensee”) shall pay upfront payment of $10,000 to Licensor annually.  In addition, commencing on the sixth anniversary of the effective date the licensee shall pay continuing royalty fees on all sales of product manufactured using the IP.  The royalty payable shall be calculated as 0.5% of the Sale Price. The Company recorded the payment due of $4,167 under Prepaid expenses and accounts payable as of September 30, 2017.

7 — RELATED PARTY TRANSACTIONS

As of September 30, 2017, the balance due to our current CEO, Mr. Dave Vincent was recorded under Shareholder’s Advance approximately $26,764, which is a verbal agreement, non-interest bearing, unsecured and payable on demand. These advances included $10,455 of acquisition of office equipment and $12,284 of acquisition of trademark which were disclosed at supplemental disclosure of non-cash flow investing activities of the statement of cash flow.

Altitude has an oral agreement with its Chairman of the Board, Robert Kanuth, in which it will provide for reimbursement of private airline travel expenses incurred on behalf of the Company, for his use of an aircraft in which he has an interest in. These travel expenses totaled $123,750 for the three months ended September 30, 2017 and for the period from May 18, 2017 to September 30, 2017. This amount is included in accrued expenses at September 30, 2017.

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

As of September 30, 2017, the Company has no preferred stock issued and outstanding. As of September 30, 2017, the Company has 21,728,659 shares of no par common stock issued and outstanding.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended September 30, 2017

Revenue

The Company had no revenue for the three months ended September 30, 2017.

Operating Expenses

The following table presents our total operating expenses for the three months ended September 30, 2017:

For the three months ended
September 30, 2017

Advertising expenses	$10,384
Legal and professional fee	30,040
Travel expenses	169,998
Other general and administrative costs	8,304
Operating expenses	$218,726

Net Loss

The Company had a net loss of $218,726 for the three months ended September 30, 2017. Increases in net loss were due primarily to the abovementioned effect.

Net loss per share for the three months ended September 30, 2017 was approximately $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the period from May 18, 2017 (Date of Inception) to September 30, 2017

Revenue

The Company had no revenue for the period from May 18, 2017 (Date of Inception) to September 30, 2017.

Operating Expenses

The following table presents our total operating expenses for the period from May 18, 2017 (Date of Inception) to September 30, 2017:

For the period from
May 18, 2017 (Date of Inception) to
September 30, 2017

Advertising expenses	$10,384
Legal and professional fee	30,040
Travel expenses	179,781
Other general and administrative costs	12,610
Operating expenses	$232,515

Net Loss

The Company had a net loss of $232,515 for the period from May 18, 2017 (Date of Inception) to September 30, 2017. Increases in net loss were due primarily to the abovementioned effect.

Net loss per share for the period from May 18, 2017 (Date of Inception) to September 30, 2017 was approximately $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At September 30, 2017, the Company had cash and cash equivalents of approximately $44,955. The Company has financed its cash requirements from the sale of common stock and advances from related parties. Also at September 30, 2017, the Company had current liabilities of $215,851 consisting of shareholder’s advance of $26,764 and other current liabilities of $189,087. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

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

The Company will lease space in the Woodway facility in Waukesha to undertake the manufacture of systems.  This will consist primarily of manufacturing space, but with a small office content.  The work will primarily consist of the assembly of components into the unique licensed designs.  Initial recruitment of technically capable persons will be necessary, followed by short training blocks to pass on the required skills.  At least one person is likely to visit the UK to see systems in operation and obtain hands-on experience of the manufacturing requirement.  Woodway is an engineering based company and so is a perfect environment in which to establish an operation which is in many ways similar to their own.  In addition, many aspects of infrastructure – goods handling, welfare facilities, etc – can be accessed immediately without expense to Altitude.
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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

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

•	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting; and
•	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.
•	To remediate our internal control weaknesses, management intends to implement the following measures:
•	As funding permits, the Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
•	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On October 2, 2017, Abraham Rosenblum resigned as a director of Titan Computer Services, Inc. (the “Company”).  His resignation was not the result of any dispute with the Company.

Effective as of October 20, 2017, Greg Whyte, age 50, was appointed as director of the Company to fill the vacancy left upon the resignation of its former director.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016)
3.1.1
Amended Articles of Incorporation (incorporated by reference to exhibit 3.1.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).

3.1.2	Articles of Incorporation of Altitude International
3.2
Amended Articles of Incorporation (incorporated by reference to exhibit 3.1.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).

10.1	Share Exchange Agreement (incorporated by reference to exhibit 10.1 to the form 8-K filed by the Company on July 3, 2017).
10.2	Licensing Agreement (incorporated by reference to exhibit 10.1 to the form 8-K filed by the Company on July 3, 2017).
10.3	Sole Distribution Agreement (incorporated by reference to exhibit 10.1 to the form 8-K filed by the Company on July 3, 2017).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Dave Vincent	Principal Executive Officer and Principal Financial and Accounting Officer	November 20, 2017
Dave Vincent