Form 10-K
period 2017-12-31
Titan Computer Services Inc.
filed 2018-04-17
CIK 1664127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2017

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER:  000-55639

TITAN COMPUTER SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

New York	13-3778988
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

515 E. Las Olas Boulevard, Suite 120
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $5,127,500 as of June 30, 2017, based upon a bid price of $0.35 per share for the registrant’s common stock on such date.

On April 9, 2018, a total of 22,626,659 shares of our common stock were outstanding.

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

Description of Business

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

On June 27, 2017, the Company entered into a Share Exchange Agreement (“Share Exchange”) with Altitude International, Inc, a Wisconsin corporation (“Altitude”). Altitude was incorporated on May 18, 2017, under the laws of the state of Wisconsin. Altitude specializes in creating properly engineered, membrane-based designs for simulated altitude training equipment. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers.

The Exchange

Pursuant to the terms of the Share Exchange, the Company agreed to issue 6,102,000 shares of its common stock to the individual shareholders of Altitude on a pro rata basis in exchange for receive 100% of the shares of Altitude. Following the Share Exchange, Altitude is a wholly-owned subsidiary of the Company.

Corporate History

Following the Exchange, the Company, through its subsidiary Altitude, specializes in creating uniquely-engineered, membrane-based designs for simulated altitude training environments. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers. Through a license agreement with Sporting Edge UK, a brand well-established in the United Kingdom, the Company intends to expand its technology into the American marketplace, where the appetite for increasing performance in elite athletes, professional sports, equine sports, and universities and colleges is immense.

Competition

Currently, the membrane-based technology is not being well used in the United States. In North America, there exists some companies that provide altitude training masks, but the equipment is on a much smaller scale intended for personal use. This type of equipment employs PSA technology, which has reliability issues and a restricted altitude capacity.

Marketing and Customers

Altitude will focus its efforts on building a customer base with elite athletes, professional sports teams, universities, and health and fitness chains.

It is essential that potential customers can be accessed easily and quickly, but this is often difficult.  Getting access to an organization can be difficult and getting to the right person even more so.  Altitude has two strategies to achieve this:

A strategic partnership with Woodway, who will be the sole distributor of Altitude products in all of North, Central and South America in all markets save Equestrian and Health & Fitness clubs.  This gives immediate access, at the right level, to every university, college, hospital and professional sports team in the USA and many more in other parts of the territory.  The traditional delays and costs associated with assembling a large and trained sales team are avoided as are the expenses associated with running such a large team.  Altitude is pleased to be working with Woodway, a world leader in treadmill sales and a company that even has a special treadmill installed in the International Space Station.

Index

A small network of ambassadors are associated with the Company, including:

•	Robert Kanuth	Businessman and ex -Harvard basketball star.
•	Landon Adler	Ex-professional basketball player.
•	Jonathan Goldfarb	Ex world top-50 tennis player.
•	Ron Turner	Football coach from a famous coaching family
•	Lesley Visser	Outstanding sportscaster and media icon.
•	Professor Greg Whyte	Internationally renowned Sports Physiologist.

We hope that our ambassadors will help us access decision makers at the highest level who are pre-disposed to listen to our message.  We hope their work, alongside the marketing being undertaken by Woodway and our licensed Altitude technology and training protocols will help grow the business.

A demonstration facility is already installed in Wisconsin and a second such facility is planned for Florida, so that customers can experience the environment first hand

Principal Agreements Affecting Our Ordinary Business

Altitude has several agreements in place related to its business operations.

Sporting Edge UK Licensing Agreement

Altitude has a Licensing Agreement with Sporting Edge UK that grants a license to Altitude to use Sporting Edge UK’s proprietary technology related to properly engineered, membrane-based designs for simulated altitude training equipment. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers. Altitude has the licensing rights to use all technology to manufacture the products and to sell them (directly or through distributors) in the following territories:

•	The Continent of North America, Central America, The Continent of South America.
•	Other territories as may be agreed from time to time, on a temporary or permanent basis.

Woodway Agreement

Altitude and Woodway USA Inc. entered into an Amended and Restated Sole Distribution Agreement in June 2017. Pursuant to the terms of that Agreement, Woodway will be the sole Distributor of Altitude products in all of North, Central and South America in all markets save Equestrian and Health & Fitness clubs.  As part of the Sole Distribution Agreement, Woodway will raise awareness and understanding of the Products in the Territory by way of seminars, briefings, demonstrations, presentations, advertising and other sales activities.

Business Strategy

The Company will seek to set itself apart from other altitude training technology by introducing to elite athletes, health and fitness clubs, and profession sports teams novel training techniques proven to increase performance. The Company has developed technology and training protocols that make possible large improvements in fitness and performance in normal room environments. The well-financed sports market of North America offers the Company opportunities to manufacture and distribute its products to a welcoming customer base.

The 2018 Business Plan is centered on several concurrent activities. These activities include, but are not limited to: sales support material development, market technology education and select market penetration. While these elements are considered concurrent, the order listed depicts a priority of operation for the plan.

Index

In general, the US market lags behind Europe with respect to utilizing simulated altitude as a training and recovery technology. As Altitude intends to bring the US into the main stream of performance altitude training, certain information and awareness thresholds must be crossed. Specifically, collateral material must be created that reflects US centric market trends and that depict the current knowledge base for the technology.

Targeted groups of credible and trend setting end-users must be identified and exposed to the state-of-the-science as it relates to the training and recovery attributes of hypoxic induced physiological adaptation. Initially these groups will consist of elite athletes and professionals, advanced collegiate programs and therapeutic medical professionals.

The educational process will be carefully aligned with a focused sales program. The intent of the sales program will be to advance the technology by sales of Altitude systems to high visibility and influential organizations. These organizations and their market positions will serve as the launching platform for Altitude in the US.

As noted above, while these actions are somewhat concurrent, the initial focus of the first and second quarters will be on developing the US message and collateral marketing material. Starting quarter two the focus will move towards education and sales. While the education process must technically occur in advance of sales, it is anticipated that the lag time between the two steps will be short. This being said, it should be noted that the process of education, sales and delivery/commissioning is expected to be 3 to 9 months on any given system.

Industry Operating Environment

Whether at the Olympic level or in professional and college teams – top level sports require individuals to perform at their maximum potential.  Margins between success and failure are small – the difference between first and last in the Tour de France is three percent - and athletes constantly seek to close the gap between success and failure.

Many American athletes currently engage in altitude training by travelling to elevations of about 6,000ft to train in air with decreased oxygen levels. Though this type of training has its benefits, it does not come without costs.  Traveling creates a disruption to an athlete’s normal training schedule as well as considerable economic costs to travel and train in those locations.  Altitude WI’s licensed technology allows for all the benefits of altitude training without the disruptions of travel.

U.S. suppliers of altitude training equipment exist but they use an entirely different technology that almost entirely focuses on a mask-based approach.   This cumbersome approach is not favored by the athletes and impedes normal breathing patterns.  Altitude’s approach is to create room environments that are not only precisely controllable for simulated altitude level, but also for temperature and humidity – allowing the climate of almost any location on the planet to be replicated.  This allows many combinations of altitude, heat and humidity stresses to be created and also provides for pre-acclimatization of players about to compete outside their normal climate zone.  These additional stresses deliver increased benefits compared to altitude training alone.

Development

The product designs to be licensed from Sporting Edge UK are proven and cover a wide range of room sizes.  The only requirement is to change from metric to imperial sizes where necessary.

There are three unique elements to the Altitude proposition:

•	Sophisticated Touch Screen control systems capable of integrating the control of simulated altitude, temperature and humidity.

•	A unique design of Air Separation Unit with only a single active part that provides for ultra-reliable operation and a design life of greater than fifteen years.

•	Proven training protocols that allow the desired training benefits to be achieved.

Index

We have included some photos of what our systems will look like:

Index

Altitude has leased space in the Woodway facility in Waukesha, Wisconsin to undertake the manufacture of systems.  The work will primarily consist of the assembly of components into the unique licensed designs.  Initial recruitment of technically-capable persons will be necessary, followed by short training blocks to pass on the required skills.  At least one person is likely to visit the UK to see systems in operation and obtain hands-on experience of the manufacturing requirement.  Woodway is an engineering-based company and provides the perfect environment to establish an operation which is in many ways similar to their own.  In addition, many aspects of infrastructure – goods handling, welfare facilities, etc. – can be accessed immediately without expense to Altitude.

Competition

Currently, the membrane-based technology is not being well used in the United States. In North America, there exists some companies that provide altitude training masks, but the equipment is on a much smaller scale intended for personal use. This type of equipment employs PSA technology, which has reliability issues and a restricted altitude capacity.

Intellectual Property

The Company does not own any patents directly.

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

Employees

During 2017 we had one full-time employee, our Chief Executive Officer. Beginning January 1, 2018, with the hiring of our Chief Operations Officer, we now have two full time employees.

Index

ITEM 1A. Risk Factors

As we are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item; however, we believe this information may be of value to our shareholders for this filing. We reserve the right not to provide risk factors in our future filings. Our primary risk factors and other considerations include:

Risks Related to the Company

The Company operates in an environment that involves many risks and uncertainties. The risks and uncertainties described in this section are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described actually occur, our business, operating results and financial position could be adversely affected.

Our revenues and profitability can fluctuate from period to period and are often difficult to predict due to factors beyond our control.

Our results of operations in any particular period may not be indicative of results to be expected in future periods, and have historically been, and are expected to continue to be, subject to periodic fluctuations arising from a number of factors, including:

•	Introduction and market acceptance of new products and sales trends affecting specific existing products;
•	Variations in product selling prices and costs and the mix of products sold;
•	Size and timing of Retail customer orders, which, in turn, often depend upon the success of our customers’ businesses or specific products;
•	Changes in the market conditions for consumer fitness equipment;
•	Changes in macroeconomic factors;
•	Availability of consumer credit;
•	Timing and availability of products coming from our offshore contract manufacturing suppliers;
•	Seasonality of markets, which vary from quarter-to-quarter and are influenced by outside factors such as overall consumer confidence and the availability and cost of television advertising time;
•	Effectiveness of our media and advertising programs;
•	Customer consolidation in our Retail segment, or the bankruptcy of any of our larger Retail customers;
•	Restructuring charges;
•	Goodwill and other intangible asset impairment charges; and
•	Legal and contract settlement charges.

These trends and factors could adversely affect our business, operating results, financial position and cash flows in any particular period.

The loss of one or more of our large Retail customers, or the inability to gain any retail customers, could negatively impact our revenue and operating results.

We will derive a significant portion of our revenue from a small number of retail customers. Other retail partners may in the future experience difficulties in their businesses that could prompt store closures or reorganizations. A loss of business from one or more of these large customers, if not replaced with new business, could negatively affect our operating results and cash flows.

A decline in sales of products without a corresponding increase in sales of other products would negatively affect our future revenues and operating results.

Our products are sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price-points, a maturing product lifecycle or other factors could result in a decline in our revenues derived from these products. A significant decline in our revenue of these products would have a material adverse effect on our operating results, financial position and cash flows.

Portions of our operating expenses and costs of goods sold are relatively fixed, and we may have limited ability to reduce expenses sufficiently in response to any revenue shortfalls.

Many of our operating expenses are relatively fixed. We may not be able to adjust our operating expenses or other costs sufficiently to adequately respond to any revenue shortfalls. If we are unable to reduce operating expenses or other costs quickly in response to any declines in revenue, it would negatively impact our operating results, financial condition and cash flows.

Index

If we are unable to anticipate consumer preferences or to effectively develop, market and sell future products, our future revenues and operating results could be adversely affected.

Our future success depends on our ability to effectively develop, market and sell new products that respond to new and evolving consumer preferences. Accordingly, our revenues and operating results may be adversely affected if we are unable to develop or acquire rights to new products that satisfy consumer preferences. In addition, any new products that we market may not generate sufficient revenues to recoup their acquisition, development, production, marketing, selling and other costs.

Decline in consumer spending would likely negatively affect our product revenues and earnings.

Success of each of our products depends substantially on the amount of discretionary funds available to our customers. Global credit and financial markets have experienced extreme disruptions in the recent past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that similar disruptions will not occur in the future. Deterioration in general economic conditions may depress consumer spending, especially spending for discretionary consumer products such as ours. Poor economic conditions could in turn lead to substantial decreases in our net sales or have a material adverse effect on our operating results, financial position and cash flows.

Our business is affected by seasonality which results in fluctuations in our operating results.

We experience fluctuations in aggregate sales volume during the year. Sales are typically strongest in the first and fourth quarters, followed by the third quarter, and are generally weakest in the second quarter. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of fitness equipment. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period.

Government regulatory actions could disrupt our marketing efforts and product sales.

Various international and U.S. federal, state and local governmental authorities, including the Federal Trade Commission, the Consumer Product Safety Commission, the Securities and Exchange Commission and the Consumer Financial Protection Bureau, regulate our product and marketing efforts. Our revenue and profitability could be significantly harmed if any of these authorities commence a regulatory enforcement action that interrupts our marketing efforts, results in a product recall or negative publicity, or requires changes in product design or marketing materials.

Our revenues could decline due to changes in credit markets and decisions made by credit providers.

A significant portion of our Direct sales have been financed for our customers under various programs offered by third-party consumer credit financing sources. Reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. Higher interest rates could increase monthly payments for consumer products financed through one of our financing partners or through other sources of consumer financing. In the past, we have partnered with financial service companies to assist our customers in obtaining financing to purchase our products. Our present agreements with our third-party consumer credit financing providers enable certain customers to obtain financing if they qualify for the provider’s private label revolving credit card. We cannot be assured that our third-party financing providers will continue to provide consumers with access to credit or that credit limits under such arrangements will not be reduced. Such restrictions or reductions in the availability of consumer credit could have a material adverse impact on our results of operations, financial position and cash flows.

A delay in getting non-U.S.-sourced products through port operations and customs in a timely manner could result in reduced sales, canceled sales orders and unanticipated inventory accumulation.

Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide. Labor disputes or other disruptions at ports create significant risks for our business, particularly if work slowdowns, lockouts, strikes or other disruptions occur during our peak importing seasons. Any of these factors could result in reduced sales, canceled sales orders and unanticipated inventory accumulation and have a material adverse effect on our operating results, financial position and cash flows.

Index

Currency exchange rate fluctuations could result in higher costs, reduced margins or decreased international sales.

Some key components are manufactured outside of the U.S. and, therefore, currency exchange rate fluctuations could result in higher costs for our products or could disrupt the business of independent manufacturers that produce our products, by making their purchases of raw materials more expensive and more difficult to finance. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we, our customers or our suppliers conduct business. Past fluctuations in currency exchange rates versus the U.S. dollar have caused our costs for certain products to increase, reducing our margins and cash flows. Similar fluctuations and cost increases may occur in the future. If we are unable to increase our selling prices to offset such cost increases, or if such increases have a negative impact on sales of our products, our revenues and margins would be reduced, and our operating results and cash flows would be negatively impacted. In addition, a portion of our revenue is derived from sales outside the U.S., primarily in Canada and Europe. Currency rate fluctuations could make our products more expensive for foreign consumers and reduce our revenue, which would negatively affect our operating results and cash flows.

We may face competition from providers of comparable products in categories where our patent protection is limited or reduced due to patent expiration. Increased competition in those product categories could negatively affect our future revenues and operating results.

The patents that cover the production of hypoxic environments in room situations have all expired and so no general patent protection is available.  However, under the terms of the license with SE, the Company will benefit from patents that have been filed that relate to improving membrane performance and improving the uniformity of climate in environmental chambers.  These patents are pending in the UK.

We are subject to periodic litigation, product liability risk and other regulatory proceedings, which could result in unexpected expense of time and resources.

From time to time, we may be a defendant in lawsuits and regulatory actions relating to our business or the former operations of our discontinued Commercial business segment. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and may result in substantial legal costs.

We are subject to warranty claims for our products, which could result in unexpected expense.

Many of our products carry warranties for defects in quality and workmanship. We may experience significant expense as the result of product quality issues, product recalls or product liability claims which may have a material adverse effect on our business. We maintain a warranty reserve for estimated future warranty claims. However, the actual costs of servicing future warranty claims may exceed the reserve and have a material adverse effect on our results of operations, financial condition and cash flows.

Disruption to our information and communication systems could result in interruptions to our business and potential implementation of new systems for critical business functions may heighten the risk of disruption.

Our business is reliant on information and communication technology, and a substantial portion of our revenues are generated with the support of information and communication systems. The success of our Direct business is heavily dependent on our ability to respond to customer sales inquiries and process sales transactions using our call center communication systems, Internet websites and similar data monitoring and communication systems provided and supported by third-parties. If such systems were to fail or experience significant or lengthy interruptions in availability or service, our revenues could be materially affected. We also rely on information systems in all stages of our product cycle, from design to distribution, and we use such systems as a method of communication between employees, suppliers and customers. In addition, we use information systems to maintain our accounting records, assist in trade receivables collection and customer service efforts, and forecast operating results and cash flows.

System failures or service interruptions may occur as the result of many factors, including: computer viruses; hacking or other unlawful activities by third parties; disasters; equipment, hardware or software failures; ineffective design or implementation of new systems or systems upgrades; cable outages, extended power failures, or our inability or failure to properly protect, repair or maintain our communication and information systems. To mitigate the risk of business interruption, we have in place a disaster recovery program that targets our most critical operational systems. If our disaster recovery system is ineffective, in whole or in part, or efforts conducted by us or third-parties to prevent or respond to system interruptions in a timely manner are ineffective, our ability to conduct operations would be significantly affected. If we do not consider the potential impact of critical decisions related to systems or process design and implementation, this could lead to operational challenges and increased costs. Any of the factors could have a material adverse effect on our operating results, financial position and cash flows.

Index

System security risks, data protection breaches and cyber-attacks could disrupt our operations.

We manage and store various proprietary information and sensitive or confidential data relating to our business, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit any security vulnerabilities of our systems. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our revenue, manufacturing, distribution or other critical functions.

Risks Related to our Securities

Our Stock Price May be Volatile, which May Result in Losses to Our Shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the over-the-counter Bulletin Board quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our Common Shares May Become Thinly Traded and You May be Unable to Sell at or Near Ask Prices, or at All.

We cannot predict the extent to which an active public market for trading our common stock will be sustained.

This situation is attributable to many factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume.  Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until we become more seasoned and viable. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Index

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be able to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Because the SEC Imposes Additional Sales Practice Requirements on Brokers Who Deal in Shares of Penny Stocks, Some Brokers May be Unwilling to Trade Our Securities. This Means that You May have Difficulty Reselling Your Shares, which May Cause the Value of Your Investment to Decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Exchange Act which imposes additional sales practice requirements on brokers-dealers who sell our securities. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (FINRA) Sales Practice Requirements May Limit Your Ability to Buy and Sell Our Common Stock, which Could Depress the Price of Our Shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Volatility in Our Common Share Price May Subject Us to Securities Litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our Business is Subject to Changing Regulations Related to Corporate Governance and Public Disclosure that have Increased Both Our Costs and the Risk of Noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Index

We Will Incur Increased Costs and Compliance Risks as a Result of Becoming a Public Company.

We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA.  We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Sales of Our Currently Issued and Outstanding Stock May Become Freely Tradable Pursuant to Rule 144 and May Dilute the Market for Your Shares and have a Depressive Effect on the Price of the Shares of Our Common Stock.

A majority of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

ITEM 2. Properties

We do not own any property, nor do we have any contracts or options to acquire any property in the future. Presently, we are operating out of a virtual office.  This space is adequate for our present and our planned future operations. We currently pay $99 per month for use of this space.  We have no current plans to occupy other or additional office space.

ITEM 3. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. Mine Safety Disclosure

Not Applicable.

Index

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on  OTC Markets. Since September 26, 2016, our common stock has accepted for listing under the symbol “TTNC.”  22,828,659 shares of our common stock were outstanding as of April 9, 2018.

Security Holders

On April 9, 2018, there were approximately 88 record holders of our common stock.

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

Pursuant to the Share Exchange Agreement, the Corporation issued 6,102,000 shares of its restricted common stock to the shareholders in Altitude on a pro rata basis.

A condition to the closing of the Share Exchange Agreement was raising $100,000 in the Company. On June 27, 2017, the Company issued 500,000 shares of its common stock to an accredited investor pursuant to a Subscription Agreement for $100,000, or $0.20 per share. The Shares were offered and sold in a private placement to the Investor without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2017, we did not have any shares issuable pursuant to outstanding stock options, warrants or and rights. On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan (the “Plan”). The Plan provides for the grant of two types of options: (1) Incentive Stock Options, which are options that meet the requirements of Section 422 of the Code, and (2) Nonstatutory Options. Shareholder approval will make available a total of 3,000,000 shares of the Company’s authorized but unissued Common Stock for purchase upon exercise of options granted under the 2017 Incentive Stock Plan. The term of the 2017 Incentive Stock Plan is ten years, subject to earlier termination by the Board.

Incentive Stock Options may be granted to employees of the Company or a related corporation. Non-Qualified Stock Options may be granted to employees of the Company, a related corporation, or affiliated companies. In any fiscal year, no employee may receive options to purchase more than $100,000 worth of shares of Common Stock and no option may be granted with an exercise price less than the fair market value measured on the date of the grant.

The 2017 Incentive Stock Plan will be administered by Board of Directors. The Board will have authority to construe, amend or terminate the 2017 Incentive Stock Plan. A written agreement will evidence each option and determine whether the option is an Incentive Stock Option or Non-Qualified Stock Option.

Options will expire no longer than 10 years from the date of grant; provided that no Incentive Stock Option granted to a greater-than-10% shareholder will expire later than 5 years from the date of grant. Vested options generally will terminate upon the first to occur of: (1) expiration of the option; (2) three months following the optionee’s termination of employment, other than as a result of death or disability; or (3) six months following the optionee’s death or cessation of employment by reason of disability.

Options granted under the 2017 Incentive Stock Plan will be no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually unless the Board determines otherwise. The Committee may accelerate vesting. Upon a change in control, all options outstanding at the date thereof will become fully vested and exercisable. The purchase price of option shares must be paid by wire transfer, except to the extent another method is permitted by the Board.

ITEM 6. Selected Financial Data

Not Applicable.

Index

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain  “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “explore,” “consider,” “anticipate,” “intend,” “could,” “estimate,” “plan,” or “propose” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

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

Index

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

Plan of Operation

The Company will produce systems under license from Sporting Edge UK.  These systems include the control of simulated altitude as a minimum and often the simultaneous control of temperature and humidity, providing a full environmental capability.  Also included in the license are the Training Protocols that Sporting Edge UK has established to ensure that the optimum results are achieved by athletes using the altitude facilities.

The Company will lease space in the Woodway facility in Waukesha to undertake the manufacture of systems.  This will consist primarily of manufacturing space, but with a small office content.  The work will primarily consist of the assembly of components into the unique licensed designs.  Initial recruitment of technically capable persons will be necessary, followed by short training blocks to pass on the required skills.  At least one person is likely to visit the UK to see systems in operation and obtain hands-on experience of the manufacturing requirement.  Woodway is an engineering-based company and so is a perfect environment in which to establish an operation which is in many ways similar to their own.  In addition, many aspects of infrastructure – goods handling, welfare facilities, etc. – can be accessed immediately without expense to Altitude.

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

Results of Operations

For the period ended December 31, 2017

Revenues

We had $0 of revenue for the period ended December 31, 2017.

Index

Cost of Services

Cost of services for the period ended December 31, 2017 were $0.

Operating Expenses

Operating expenses for the period ended December 31, 2017 were $290,405 which was comprised primarily of professional fees of $60,789 and travel expenses of $187,432.

Other Income (Expenses)

Other expenses for the period ended December 31, 2017 were $0.

Net Loss

Net loss for the period ended December 31, 2017 was $290,405.

 Liquidity and Capital Resources

We had a cash balance of $24,867 and negative working capital of $191,095 at December 31, 2017.

During 2017 we raised a total of $126,764 through the sale of shares of our common stock, $100,000, and shareholder advance, $26,764.  We believe that current cash on hand, along with anticipated revenues, will be sufficient to fund all of the Company’s requirements for the next four months.

The Company’s anticipated capital requirements for the next 12 months will consist of expenses of being a public company and general and administrative expenses all of which we currently estimate will cost $325,000, excluding revenue related expenses and salaries.  In the event there are unanticipated expenses and we need additional funds, we may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund such additional expenses.  We currently do not have any agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

Sources and Uses of Cash

Operating activities during the period ended December 31, 2017 used $79,158 of net cash.  Net cash used in investing activities was $22,739 for the period ended December 31, 2017.  Net cash provided by financing activities of $126,764 was received from the issuance of common stock and shareholder advances during the period ended December 31, 2017.

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

Index

2018 Plans

The 2018 Business Plan is centered on several concurrent activities. These activities include, but are not limited to: sales support material development, market technology education and select market penetration. While these elements are considered concurrent, the order listed depicts a priority of operation for the plan.

In general, the US market lags behind Europe with respect to utilizing simulated altitude as a training and recovery technology. As Altitude intends to bring the US into the main stream of performance altitude training, certain information and awareness thresholds must be crossed. Specifically, collateral material must be created that reflects US centric market trends and that depict the current knowledge base for the technology.

Targeted groups of credible and trend setting end-users must be identified and exposed to the state-of-the-science as it relates to the training and recovery attributes of hypoxic induced physiological adaptation. Initially these groups will consist of elite athletes and professionals, advanced collegiate programs and therapeutic medical professionals.

The educational process will be carefully aligned with a focused sales program. The intent of the sales program will be to advance the technology by sales of Altitude systems to high visibility and influential organizations. These organizations and their market positions will serve as the launching platform for Altitude in the US.

As noted above, while these actions are somewhat concurrent, the initial focus of the first and second quarters will be on developing the US message and collateral marketing material. Starting quarter two the focus will move towards education and sales. While the education process must technically occur in advance of sales, it is anticipated that the lag time between the two steps will be short. This being said, it should be noted that the process of education, sales and delivery/commissioning is expected to be 3 to 9 months on any given system.

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

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Titan Computer Services Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Titan Computer Services Inc. (the “Company”) as of December 31, 2017 and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the period May 18, 2017 (date of inception) through December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period May 18,2017(date of inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is an early stage Company with limited operations and resources, has recurring losses since inception and negative cash flows from operations, which together raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZBS Group LLP

We have served as the Company’s auditor since 2014.

Plainview, NY
April 12, 2018

Index
TITAN COMPUTER SERVICES, INC.
Consolidated Balance Sheet
December 31, 2017

ASSETS

Current assets
Cash	$24,867
Prepaid expense	4,167
Total current assets	29,034

Fixed assets, net	8,713
Intangible assets, net	11,977
Total Assets	$49,724

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable - related party	$4,167
Accrued expenses	189,198
Shareholder’s advance	26,764
Total current liabilities	220,129
Total liabilities	220,129

Commitments and contingencies - Note 6

Stockholders’ Deficiency
Preferred stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock - no par value, 70,000,000 shares authorized, 21,728,659 shares issued and outstanding at December 31, 2017	269,769
Additional paid in capital	(149,769)
Accumulated deficit	(290,405)
Total stockholders’ deficiency	(170,405)
Total liabilities and stockholders’ deficiency	$49,724

The accompanying notes are an integral part of these consolidated financial statements.

The financial statements only reflect the current year as the Company was established on May 18, 2017.

Index
TITAN COMPUTER SERVICES, INC.
Consolidated Statements of Operations
For the period from May 18, 2017 (Date of Inception) to December 31, 2017

Revenue	$-

Operating expenses
Professional fees	85,040
Other general and administrative expenses	205,365
Total operating expenses	290,405

Loss from operations	(290,405)

Other income (expenses)	-

Net loss	$(290,405)

Earnings per share - basic and fully diluted	$(0.01)

Weighted average number of shares of common stock - basic and fully diluted	25,677,821

The accompanying notes are an integral part of these consolidated financial statements.

The financial statements only reflect the current year as the Company was established on May 18, 2017.

Index

TITAN COMPUTER SERVICES, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the Period from May 18, 2017 (Date of Inception) to December 31, 2017

	Common Stock		Additional
		No	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Issuance of shares on incorporation	6,102,000	$6,102	$(6,102)	$-	$-
Reorganization for reverse merger	15,026,659	143,667	(143,667)	-	-
Proceeds from sale of common stock	500,000	100,000	-	-	100,000
Issuance of common stock for services	100,000	20,000	-	-	20,000
Net loss for the period ended December 31, 2017	-	-	-	(290,405)	(290,405)

Balance, December 31, 2017	21,728,659	$269,769	$(149,769)	$(290,405)	$(170,405)

The accompanying notes are an integral part of these consolidated financial statements.

Index

TITAN COMPUTER SERVICES, INC.
Consolidated Statement of Cash Flows
From the Period from May 18, 2017 (Date of Inception) through December 31, 2017

Cash flows from operating activities:
Net loss	$(290,405)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,742
Amortization expense	307
Stock-based compensation	20,000
Change in assets and liabilities:
Prepaid expense	(4,167)
Accounts payable - related party	4,167
Accrued expenses	189,198
Net cash used in operating activities	(79,158)

Cash flows used in investing activities:
Purchase of plant and equipment	(10,455)
Purchase of trademark	(12,284)
Net cash used in investing activities	(22,739)

Cash flows from financing activities:
Proceeds from sale of common stock	100,000
Shareholder’s advance	26,764
Net cash provided by financing activities	126,764

Net increase in cash	24,867

Cash at beginning of period	-

Cash at end of period	$24,867

Supplemental disclosure of cash flow information:
Cash paid for interest	$-
Cash paid for taxes	$-

Non-cash investing and financing activities:
Acquisition of office equipment by a shareholder	$10,455
Acquisition of trademark by a shareholder	$12,284

The accompanying notes are an integral part of these consolidated financial statements.

The financial statements only reflect the current year as the Company was established on May 18, 2017.

Index

TITAN COMPUTER SERVICES, INC.
Notes to the Consolidated Financial Statements
For the Period Ended December 31, 2017

NOTE 1 - NATURE OF OPERATIONS

Company Background

Titan Computer Services, Inc. (the “Company,” “we,” “us,” “our,” or “Altitude - NY”), was incorporated in the State of New York on July 13, 1994.

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

Nature of Operations

The product designs to be licensed from Sporting Edge UK, Ltd (“Sporting Edge UK”) are proven and cover a wide range of room sizes.  The only requirement is to change from metric to imperial sizes where necessary.

There are three unique elements to the Altitude product:

•	Sophisticated Touch Screen control systems capable of integrating the control of simulated altitude, temperature and humidity.
•	A unique design of Air Separation Unit with only a single active part that provides for ultra-reliable operation and a design life of greater than fifteen years.
•	Proven training protocols that allow the desired training benefits to be achieved.

Altitude has leased space in the Woodway facility in Waukesha, Wisconsin to undertake the manufacture of systems.  The work will primarily consist of the assembly of components into the unique licensed designs.  Initial recruitment of technically-capable persons will be necessary, followed by short training blocks to pass on the required skills.  At least one person is likely to visit the UK to see systems in operation and obtain hands-on experience of the manufacturing requirement.  Woodway is an engineering-based company and provides the perfect environment to establish an operation which is in many ways similar to their own.  In addition, many aspects of infrastructure – goods handling, welfare facilities, etc. – can be accessed immediately without expense to Altitude.

Recapitalization of Altitude

On June 27, 2017, –the Company entered into a share exchange transaction with Altitude which resulted in a change of control of –the Company. Pursuant to the terms of the Share Exchange, the Company agreed to issue 6,102,000 shares of its common stock to all the individual shareholders of –Altitude on a pro rata basis (one to one share exchange). In exchange for this stock issuance, the Company received 100% of the outstanding shares of Altitude. Following this Share Exchange, Altitude became a wholly-owned subsidiary of Titan. There was a cancellation of 14,700,000 shares of common stock of –the Company that was held by the Company’s former majority stockholder as part of the share exchange agreement, which all had a net effect of a decrease of 8,598,000 shares in –the Company’s outstanding shares. The business, assets and liabilities of the Company changed as a result of this reverse acquisition to Altitude’s business plan.

This share exchange transaction resulted in those shareholders obtaining a majority voting interest in –the Company and control of the Board of Directors of –the Company. Generally accepted accounting principles require that the Company whose shareholders retain the majority interest and control in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Altitude as the accounting acquirer and –the Company as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of Altitude, whereby is deemed to be the continuing, surviving entity for accounting purposes but through reorganization, has deemed to have adopted the capital structure of Altitude - NY. The equity section of the accompanying condensed consolidated financial statements has been restated to reflect the recapitalization of the Company due to the reverse acquisition.

Index

TITAN COMPUTER SERVICES, INC.
Notes to the Consolidated Financial Statements
For the Period Ended December 31, 2017

Accordingly, all references to common shares of Altitude’s common stock have been restated to reflect the equivalent number of the Company’s common shares. In other words, the 6,102,000 Altitude shares outstanding at the time of the share exchange are restated to 21,228,659 common shares (prior to the 500,000-common share capital raise mentioned below that was conducted after the share exchange agreement), as of June 27, 2017. Each share of Altitude is accordingly restated at a multiple of approximately 3.48 shares of –the Company for the weighted average shares outstanding for the loss per share calculations in the accompanying condensed consolidated statement of operations.

The book value of the net assets that for accounting purposes, were deemed to have been acquired by Altitude from –the Company, as of the date of acquisition (June 27, 2017) were $0, after the waiver of all debts from officers and third parties.

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

Altitude International, Inc.

Altitude International, Inc. (“Altitude”) was incorporated on May 18, 2017 under the laws of the state of Wisconsin with 100,000,000 authorized common stock with $0.001 par value. On May 18, 2017, 6,102,000 shares of common stock at $0.001 (par) were issued as founder shares, valued at a total of $6,102 to 15 individuals, including Mr. Dave Vincent who is the majority equity interest shareholder and the director of the Company. These shares were issued for future potential services from these various individuals and as of the date of this issuance, no value was placed on these future potential services and were therefore recorded at par value as stock-based compensation to the founders.

On June 27, 2017, after the closing of certain Stock Purchase Agreements, in private sale transaction and the Share Exchange Agreement, a change of control of –the Company occurred, see recapitalization of Altitude mentioned above. Dave Vincent was the majority shareholder of the Company, owning 51.3 % of the issued and outstanding common shares of –the Company.  See Notes 6 and 8.

Altitude will operate through Northern, Central, and South America sales by way of its sole distribution agreement with Woodway Inc. to execute the current business plan of athletic training industry, specifically altitude training. Our objective is to be recognized as one of the upper tier specialty altitude training equipment providers.

Changes in Management and the Board of Directors

On June 27, 2017, pursuant to the Closing of the Share Exchange Agreement, Mr. Dave Vincent was appointed as the Company’s new CEO and Abraham Rosenblum resigned as CEO. Additionally, Mr. Vincent and Mr. Robert Kanuth were appointed as directors of the Company and Mr. Robert Klein resigned. On October 20, 2017, Greg Whyte was appointed to fill the vacancy as a director of the Company. On January 8, 2018, Joseph B. Frost was appointed to serve as the Chief Operating Officer and on February 13, 2018 Lesley Visser and Joseph B. Frost were elected to serve on the Board of Directors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and has a year-end of December 31.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Index

TITAN COMPUTER SERVICES, INC.
Notes to the Consolidated Financial Statements
For the Period Ended December 31, 2017

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At December 31, 2017, we had $24,867 in cash. Our net losses incurred for the period ended December 31, 2017 amounted to $290,405 and working capital deficit was $191,095 at December 31, 2017. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Principles of Consolidation

The consolidated financial statements include the accounts of –the Company and Altitude. All significant intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in United States dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Machinery and equipment

3-5 Years

Index

TITAN COMPUTER SERVICES, INC.
Notes to the Consolidated Financial Statements
For the Period Ended December 31, 2017

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of December 31, 2017, carrying value of patent was $11,977.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the

Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended December 31, 2017.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the period from May 18, 2017 (date of inception) to December 31, 2017 the Company had not experienced impairment losses on its long-lived assets.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the period from May 18, 2017 (date of inception) to December 31, 2017 was approximately $0.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

Fair Value of Financial Instruments

The book values of cash, prepaid expenses, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

Index

TITAN COMPUTER SERVICES, INC.
Notes to the Consolidated Financial Statements
For the Period Ended December 31, 2017

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled.

The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2017. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the period ended December 31, 2017.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet. Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss. However, if and when we become profitable, we will receive a reduced benefit from such deferred tax assets. Had this legislation been effective prior to our December 31, 2017, fiscal year-end, the effect of the legislation would have been a reduction in deferred tax assets and the corresponding valuation allowance.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

Index

TITAN COMPUTER SERVICES, INC.
Notes to the Consolidated Financial Statements
For the Period Ended December 31, 2017

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

Effect of Recent Accounting Pronouncements

Going Concern

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, FASB issued guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance was effective for the Company on December 31, 2017. We have implemented this new accounting standard and we will update our liquidity disclosures as necessary.

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

Index

TITAN COMPUTER SERVICES, INC.
Notes to the Consolidated Financial Statements
For the Period Ended December 31, 2017

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

NOTE 3 - OFFICE EQUIPMENT

Office equipment, net consisted of the following:

December 31, 2017

Office equipment	$10,455
Less: Accumulated depreciation	(1,742)
$8,713

Depreciation of the Office equipment for the period from May 18, 2017 (date of inception) to December 31, 2017 was $1,742.

NOTE 4 - INTANGIBLE ASSETS - TRADEMARK

Trademark, net consisted of the following:

December 31, 2017

Trademark	$12,284
Less: Accumulated amortization	(307)
$11,977

Amortization expense of the Trademark for the period from May 18, 2017 (date of inception) to December 31, 2017 was $307.

NOTE 5 - INCOME TAXES

As of December 31, 2017, the Company has net operating loss carry forward of $290,405. The carry forward expires through the year 2037. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

Index

TITAN COMPUTER SERVICES, INC.
Notes to the Consolidated Financial Statements
For the Period Ended December 31, 2017

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2018 and 34% to loss before taxes for fiscal year 2017), as follows:

December 31, 2017
Tax expense (benefit) at the statutory rate	$(60,985)
State income taxes, net of federal income tax benefit	-
Change in valuation allowance	60,985
Total	$–

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax year 2017 remains to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2017, are as follows:

December 31, 2017
Deferred tax assets:
Net operating loss carryforward	$60,985
Timing differences	-
Total gross deferred tax assets	60,985
Less: Deferred tax asset valuation allowance	(60,985)
Total net deferred taxes	$–

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2017 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $60,985 as of December 31, 2017.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet. Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss. However, if and when we become profitable, we will receive a reduced benefit from such deferred tax assets. Had this legislation been effective prior to our December 31, 2017, fiscal year-end, the effect of the legislation would have been a reduction in deferred tax assets and the corresponding valuation allowance.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of April 9, 2018, the Company did not have any legal actions pending against it.

On June 27, 2017,  Altitude entered a license agreement with Sporting Edge UK (see Note 1), Sporting Edge UK is the sole and exclusive owner of and has the right to license to licensee the ability to manufacture and sell rights to the full range of membrane based systems for the production of reduced oxygen environments and associated services as well as the use of patents and trademarks held by Sporting Edge UK or Mr. David Vincent.

Index

TITAN COMPUTER SERVICES, INC.
Notes to the Consolidated Financial Statements
For the Period Ended December 31, 2017

Sporting Edge UK agreed to grant the licensee exclusive right and license to the Manufacturing and Sales Rights in the Territory including the Continent of North America, Central America and the Continent of South America. On the effective date of this agreement and for a period of 5 years thereafter, the Company (“Licensee”) shall pay upfront payment of $10,000 to Licensor annually.  In addition, commencing on the sixth anniversary of the effective date the licensee shall pay continuing royalty fees on all sales of product manufactured using the IP.  The royalty payable shall be calculated as 0.5% of the Sale Price. The Company recorded the payment due of $4,167 under Prepaid expenses and accounts payable as of December 31, 2017.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of December 31, 2017, the balance due to our current CEO, David Vincent, was recorded under shareholder’s advance of $26,764, which is a verbal agreement, non-interest bearing, unsecured and payable on demand. These advances included $10,455 of acquisition of office equipment and $12,284 of acquisition of trademark which were disclosed at supplemental disclosure of non-cash flow investing activities of the statement of cash flow.  On February 9, 2018, the Board of Directors changed the arrangement whereas the advance would begin accruing interest at the rate of 20%.

Altitude has an oral agreement with its Chairman of the Board, Robert Kanuth, in which it will provide for reimbursement of private airline travel expenses incurred on behalf of the Company, for his use of an aircraft in which he has an interest in. These travel expenses totaled $123,750 for the period ended December 31, 2017. This amount is included in accrued expenses at December 31, 2017.

NOTE 8 - STOCKHOLDERS’ EQUITY

Altitude was incorporated on May 18, 2017 under the laws of the state of Wisconsin with 100,000,000 authorized common stock with $0.001 par value. On June 12, 2017, Altitude issued 6,102,000 shares of its common stock at par value of $0.001 per share as founder shares for future potential services from 15 individuals, including David Vincent, who is the majority equity interest shareholder and the director of the Company, with a total recorded at par value of $6,102.

On June 27, 2017, –the Company entered into a share exchange transaction with Altitude and the shareholders of Altitude. Pursuant to the terms of the Share Exchange, the Company agreed to issue 6,102,000 shares of its common stock to the individual shareholders of Altitude on a pro rata basis in exchange for receive 100% of the shares of Altitude.  Following the Share Exchange, Altitude became a wholly-owned subsidiary of the Company.  See Note 1.

Prior to the Share Exchange Agreement, there were 22,828,659 shares of common stock of the Company issued and outstanding, 14,700,000 of which were cancelled on June 27, 2017. As consideration for the Share Exchange Agreement, the shareholders of Altitude received a total of 6,102,000 restricted shares of –the Company, proportionate to their shareholdings in Altitude.
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

As of December 31, 2017, the Company has no preferred stock issued and outstanding. As of December 31, 2017, the Company has 21,728,659 shares of no par common stock issued and outstanding.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.  The Company has determined that there are no other such events that warrant disclosure or recognition in the consolidated financial statements, except as stated herein.

Joseph B. Frost was appointed as the Chief Operating Officer effective as of January 1, 2018.

On February 13, 2018, the Company held a special meeting and approved the election of two new directors, Lesley Visser and Joseph B. Frost, to serve until the next annual meeting of stockholders and/or until his or her resignation, removal or successor has been elected and qualified.

Effective February 13, 2018, majority of the shareholders of the Company approved the following changes to the Company’s Articles of Incorporation:

Index

TITAN COMPUTER SERVICES, INC.
Notes to the Consolidated Financial Statements
For the Period Ended December 31, 2017

Amend the Bylaws to Permit a Simple Majority Vote and Allow for the Appointment of up to Seven

Article II Section 10 of the Company’s Bylaws stated, “Any action required or permitted to be taken by the Shareholders thereof may be taken without a meeting if all Shareholders entitled to vote thereon consent in writing to the adoption of a resolution authorizing the action except as otherwise permitted by the Certificate of Incorporation.”

The Bylaws were amended to allow for a simple majority vote as permitted by §615 of the New York Business Corporation Law. The amended section shall read, “Any action required or permitted to be taken by the Shareholders thereof may be taken without a meeting if a majority of the Shareholders entitled to vote thereon consent in writing to the adoption of a resolution authorizing the action.”

Article III Section 2 of the Company’s Bylaws provided that the number of Directors constituting the entire Board “shall not be less than one nor more than three, as may be fixed by resolution of the Board of Director.” The Bylaws were amended to allow for additional directors as proposed herein (up to four) and to allow for additional directors as the Company grows (up to seven). The amended section shall include the number “seven” instead of “three” as the maximum number of directors.

Name Change from “Titan Computer Services, Inc.” to “Altitude International, Inc.”

On February 13, 2018, the majority of the shareholders of the Company approved the amendment to the Articles of Incorporation to change the Company’s name from “Titan Computer Services, Inc.” to “Altitude International, Inc.” The purpose of the name change will help further our brand identity and will reflect the major focus of our business operations, the manufacturing and distribution of products in the athletic training industry, specifically altitude training.  The filing of the name change with the state of New York has not been completed as of the date of this report. Once processed by New York, the Company will apply for a name and symbol change with FINRA.

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan (the “Plan”).

On February 7, Dave Vincent, the Company’s majority shareholder and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.

On March 2, Joseph B. Frost, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.

Index

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2017 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of the CEO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and disposition of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In evaluating the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of June 30, 2017, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

○
The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

○	The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Index

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information

None.

Index

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our board members and executive officers as of April 9, 2018:

Name	Age	Position
David Vincent	67	CEO, CFO, Director
Robert Kanuth	70	Chairman
Joseph B. Frost	61	COO, Director
Lesley Visser	64	Director
Gregory Whyte	50	Director

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

David Peter Vincent, Director, President, CEO and CFO

David Vincent, a Chartered Engineer, is the pioneer of high performance membrane technology for both altitude training and fire protection markets.  For the past thirteen years, David has been the Managing Director at Sporting Edge UK with previous senior management positions at In BT, Andrew Corporation, Scientific Atlanta Inc, and Amstrad plc.  He was educated to BSc level in Electrical and Electronic Engineering in Plymouth, England, and at 25 became one of the youngest Chartered Engineers in the country.  He has since served on Technical Committees at the British Standards Institute and has registered several patents that improve the performance of simulated altitude systems.

Robert Kanuth, Chairman

Robert Kanuth, a Harvard graduate, is an owner of Pelican Bay Suites, a hotel on Grand Bahama Island. Robert Cranston Kanuth, Jr., is a distinguished investment banker who founded and directed the highly successful Cranston Securities in the mid-1970’s. Based in his hometown of Columbus, Ohio, Bob added headquarters in Washington, D.C., while doing large scale transactions throughout the United States. The company was sold to insurance giant Kemper Corporation in 1987. He then founded Cranston Development, funding projects which restored and revitalized such cities as Richmond, VA., Savannah, GA., and Pittsburgh, PA.  A Harvard alumnus, Kanuth went on to serve in the Army National Guard before launching his compelling financial career. Kanuth is married to Hall of Fame Sportscaster Lesley Visser, a director of the Company.

Joseph B. Frost, Director and Chief Operating Officer

Joseph Frost has extensive experience in the areas of client development and management, project development and coordination. Over the past 35 years, Mr. Frost has created and worked with teams of professionals focused on the development of tools and processes to reduce development risks for his clients by reducing technical gaps, improving communications between the owner, consultants and contractors with the ultimate goal of delivering a higher value product and better speed to market.

Lesley Visser, Director

Lesley Visser is one of the most highly acclaimed female sportscasters of all-time. Her long and prestigious trailblazing career has seen her as the first and only woman to be recognized by the Pro Football Hall of Fame as the 2006 recipient of the Pete Rozelle Radio-Television Award, which recognizes “long-time exceptional contributions to radio and television in professional football.” Visser has been honored with the Compass Award for “changing the paradigm of her business” and was one of the 100 luminaries commemorating the 75th anniversary of the CBS Television Network in 2003. She was named “WISE Woman of the Year” in 2002 and voted the “Outstanding Women’s Sportswriter in America” in 1983 and won the “Women’s Sports Foundation Award for Journalism” in 1992. In 1999 she won the first AWSM Pioneer Award. Visser earned her bachelor’s degree in English from Boston College and received an honorary doctorate of Journalism from her alma mater in May 2007. Lesley Visser is married to Robert Kanuth, a director of the Company.

Index

Greg Whyte

Mr. Whyte is a well-known authority on Exercise Physiology and Sports and Exercise Performance. An internationally recognized expert in the field, Greg has extensive professional experience assessing, treating and improving the performance of patients, sporting enthusiasts and athletes.

Indemnification of Directors and Officers

Our directors and officers are indemnified as provided by the New York Business Corporation Law (“Section 722”) and our bylaws.  We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.  In the event of a claim for indemnification against such liabilities is asserted by one of our directors, executive officers or controlling persons, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction.  We will then be governed by the court’s decision.

Director Compensation

During the period ended December 31, 2017, we had an independent director. Directors that were employees were not paid any fees for their role as director.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Directors’ and Officers’ Liability Insurance

The Company does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Corporate Governance & Board Independence

Our Board of Directors consists of three directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

Index

We believe that members of our board of directors are capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure

The Board of Directors is led by the Chairman. The Board believes its current leadership structure best serves the objectives of the Board’s oversight of management, the Board’s ability to carry out its roles and responsibilities on behalf of the Company’s shareholders, and the Company’s overall corporate governance. The Board also believes the separation of the Chairman and CEO roles allows the CEO to focus his time and energy on operating and managing the Company and leverages the Chairman’s experience and perspectives. The Board periodically reviews the leadership structure to determine whether it continues to best serve the Company and its shareholders.

Audit Committee and Financial Expert; Committees

The Company does not have an audit committee. We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Family relationships

Other than the relationship between two of our directors, Lesley Visser and Robert Kanuth, who are married, there are no family relationships among any of our officers or directors.

Current Management

David Vincent was appointed as the Chief Executive Officer and Chief Financial Officer of the Company on June 27, 2017. Joseph B. Frost was appointed as the Chief Operating Officer effective as of January 8, 2018. The biographies of both executives are contained herein.

Index

ITEM 11. Executive Compensation

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by our officers.

						All
	Fiscal	Salary		Stock	Option	Other
Name and Principal Position	Year	Paid	Bonus	Awards	Awards	Compensation	Total
		($)	($)	($)	($)	($)	($)
David Vincent, CEO (Appointed June 2017)	2017	0	0	0	0	0	0

Joseph B. Frost, COO (Appointed January 2018)	2017	0	0	0	0	0	0

We have no pension, health, annuity, bonus, insurance, profit sharing or similar benefit plans. As of February 13, 2018, we have a stock option plan.

Employment Agreements

The Company has an employment agreement with Joseph B. Frost, its Chief Operating Officer, which provides for an annual salary of $125,000 plus 1,000,000 shares of common stock. The employment contract also has customary provisions for other benefits and includes non-competition and non-solicitation clauses. The employment agreement was entered into November 8, 2017, effective January 1, 2018, and constitutes an “at will” employment arrangement, and may be terminated by either Frost or the Company upon two months written notice if without cause.

The Company has no other formal employment agreements.

Outstanding Equity Awards

There were no equity awards made to any named executive officer that were outstanding at December 31, 2017.

Director Compensation

No compensation has been paid to any of our directors in consideration for services rendered in their capacities as directors.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table lists, as of April 9, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership’ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Index

The percentages below are calculated based on 22,778,659 shares of our common stock issued and outstanding as of April 9, 2018. We do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Titan Computer Services, Inc., 515 E. Olas Blvd., Suite 120, Fort Lauderdale, FL 33301.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
David Vincent	Common Stock	11,350,00	49.718%
Amy Freedman	Common Stock	2,900,000	12.703%
Lesley Visser	Common Stock	25,000	0.110%
Joseph B. Frost	Common Stock	1,000,000	4.380%
Robert Kanuth	Common Stock	50,000	0.220%
Greg Whyte	Common Stock	25,000	0.110%

1.
The number and percentage of shares beneficially owned is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  At the present time there are no outstanding options or warrants.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our board of directors has undertaken a review of the independence of each director by the standards for director independence set forth in the NASDAQ Marketplace Rules. Under these rules, a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Our board of directors has determined that the Company does not have any independent directors.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged ZBS Group LLP (“ZBS”) as our independent registered public accounting firm since December 24, 2014.  During the period ended December 31, 2017, ZBS billed us audit fees of approximately $8,000.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by ZBS that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

ZBS did not charge us any tax fees for the year ended December 31, 2017.

All Other Fees

ZBS has not billed any other fees since their engagement on December 24, 2014.

Index

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.1	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.2	Articles of Incorporation of Altitude International (incorporated by reference to the form 8-K filed by the Company on July 3, 2017).
3.2	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
10.1	Share Exchange Agreement (incorporated by reference from the form 8-K filed by the Company on July 3, 2017).
10.2	Licensing Agreement (incorporated by reference from the form 8-K filed by the Company on July 3, 2017).
10.3	Sole Distribution Agreement (incorporated by reference from the form 8-K filed by the Company on July 3, 2017).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:  /s/ David Vincent
David Vincent
Principal Executive Officer and Principal Financial and Accounting Officer

Dated: April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Kanuth	Chairman	April 17, 2018
Robert Kanuth

/s/ David Vincent	Director	April 17, 2018
David Vincent

/s/ Lesley Visser	Director	April 17, 2018
Lesley Visser

/s/ Joseph B. Frost	Director	April 17, 2018
Joseph B. Frost