Form 10-K/A
period 2017-12-31
Titan Computer Services Inc.
filed 2018-04-20
CIK 1664127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A

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

(954)256-5120
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

EXPLANATORY NOTE FOR AMENDMENT: This 10-K/A is being filed to update the Company’s telephone number on the cover page. The phone number included on the 10-K filed on April 17, 2018 is incorrect. No other changes have been made to the document.

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

Dated: April 20, 2018

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