Form 10-Q
period 2018-03-31
Titan Computer Services Inc.
filed 2018-05-21
CIK 1664127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  22,803,659 shares issued, issuable, and outstanding as of May 14, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

TITAN COMPUTER SERVICES, INC.

(UNAUDITED)

Contents

TITAN COMPUTER SERVICES, INC.
and Subsidiary
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash	$18,667	$24,867
Prepaid expense	4,166	4,167
Total current assets	22,833	29,034

Fixed assets, net	7,842	8,713
Intangible assets, net	11,824	11,977
Total assets	$42,499	$49,724

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$60,000	$-
Accounts payable - related party	7,707	4,167
Accrued expenses	221,993	189,198
Accrued expenses - related party	9,923	-
Shareholder’s advance	26,764	26,764
Total current liabilities	326,387	220,129
Total liabilities	326,387	220,129

Commitments and contingencies - Note 6

Stockholders’ deficit
Preferred stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock - no par value, 70,000,000 shares authorized, 22,803,659 and 21,728,659 shares issued, issuable, and outstanding at March 31, 2018 and December 31, 2017, respectively	1,717,894	269,769
Additional paid in capital	(149,769)	(149,769)
Accumulated deficit	(1,852,013)	(290,405)
Total stockholders’ deficit	(283,888)	(170,405)
Total liabilities and stockholders’ deficit	$42,499	$49,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TITAN COMPUTER SERVICES, INC.
and Subsidiary
Condensed Consolidated Statement of Operations
For the three months ended March 31, 2018
(unaudited)

Revenue	$-

Operating expenses
Professional fees	12,900
Corporate expenses	13,559
Salary expenses	31,250
Stock-based compensation	1,448,125
Other general and administrative expenses	39,748
Total operating expenses	1,545,582

Loss from operations	(1,545,582)

Other income (expenses)
Interest expense	(16,026)
Total other income (expenses)	(16,026)

Net loss	$(1,561,608)

Earnings per share - basic and fully diluted	$(0.07)

Weighted average number of shares of common stock - basic and fully diluted	22,768,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TITAN COMPUTER SERVICES, INC.
and Subsidiary
Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2018
(unaudited)

Cash flows from operating activities:
Net loss	$(1,561,608)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	871
Amortization expense	153
Stock-based compensation	1,448,125
Change in assets and liabilities:
Accrued expenses	30,233
Accrued expenses - related party	16,026
Net cash used in operating activities	(66,200)

Cash flows from financing activities:
Proceeds from notes payable - related party	60,000
Net cash provided by financing activities	60,000

Net decrease in cash	(6,200)

Cash at beginning of period	24,867

Cash at end of period	$18,667

Supplemental disclosure of cash flow information:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these consolidated financial statements.

The financial statements only reflect the current year as the Company was established on May 18, 2017.

TITAN COMPUTER SERVICES, INC.
And Subsidiary
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(unaudited)

NOTE 1 – NATURE OF OPERATIONS

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

Recapitalization of Altitude

On June 27, 2017, the Company entered into a share exchange transaction with Altitude which resulted in a change of control of the Company. Pursuant to the terms of the Share Exchange, the Company agreed to issue 6,102,000 shares of its common stock to all the individual shareholders of Altitude on a pro rata basis (one to one share exchange). In exchange for this stock issuance, the Company received 100% of the outstanding shares of Altitude. Following this Share Exchange, Altitude became a wholly-owned subsidiary of Titan. There was a cancellation of 14,700,000 shares of common stock of the Company that was held by the Company’s former majority stockholder as part of the share exchange agreement, which all had a net effect of a decrease of 8,598,000 shares in the Company’s outstanding shares. The business, assets and liabilities of the Company changed as a result of this reverse acquisition to Altitude’s business plan.

This share exchange transaction resulted in those shareholders obtaining a majority voting interest in –the Company and control of the Board of Directors of the Company. Generally accepted accounting principles require that the Company whose shareholders retain the majority interest and control in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Altitude as the accounting acquirer and the Company as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of Altitude, whereby is deemed to be the continuing, surviving entity for accounting purposes but through reorganization, has deemed to have adopted the capital structure of Altitude - NY. The equity section of the accompanying condensed consolidated financial statements has been restated to reflect the recapitalization of the Company due to the reverse acquisition.

Accordingly, all references to common shares of Altitude’s common stock have been restated to reflect the equivalent number of the Company’s common shares. In other words, the 6,102,000 Altitude shares outstanding at the time of the share exchange are restated to 21,228,659 common shares (prior to the 500,000 common share capital raise mentioned below that was conducted after the share exchange agreement), as of June 27, 2017. Each share of Altitude is accordingly restated at a multiple of approximately 3.48 shares of the Company for the weighted average shares outstanding for the loss per share calculations in the accompanying condensed consolidated statement of operations.

The book value of the net assets that for accounting purposes, were deemed to have been acquired by Altitude from the Company, as of the date of acquisition (June 27, 2017) were $0, after the waiver of all debts from officers and third parties.

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

On June 27, 2017, after the closing of certain Stock Purchase Agreements, in private sale transaction and the Share Exchange Agreement, a change of control of the Company occurred, see recapitalization of Altitude mentioned above. Dave Vincent was the majority shareholder of the Company, owning 51.3 % of the issued and outstanding common shares of –the Company.  See Notes 6 and 8.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At March 31, 2018, we had $18,667 in cash. Our net losses incurred for the three months ended March 31, 2018 amounted to $1,561,608 and working capital deficit was $303,554 at March 31, 2018. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Altitude. All significant intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles (“GAAP”) and stated in United States dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Machinery and equipment

3-5 Years

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of March 31, 2018, carrying value of patent was $11,824.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the

Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended March 31, 2018.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the three months ended March 31, 2018, the Company had not experienced impairment losses on its long-lived assets.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 Revenue Recognition (“ASC 605”).  Revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectability is reasonably assured.  Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2018 was $0.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2017. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2018.

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

Effect of Recent Accounting Pronouncements

Going Concern

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, FASB issued guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance was effective for the Company on March 31, 2018. We have implemented this new accounting standard and we will update our liquidity disclosures as necessary.

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

NOTE 3 – FIXED ASSETS

The Company has fixed assets related to office equipment.  The depreciation of the equipment is over a three-year period.  As of March 31, 2018, and December 31, 2017, the Company had fixed assets, net of accumulated depreciation, of $7,842 and $8,713, respectively.  The fixed assets are as follows:

	March 31,	December 31,
	2018	2017
Office equipment	$10,455	$10,455
Total fixed assets	10,455	10,455
Less: Accumulated depreciation	2,613	1,742
Fixed assets, net	$7,842	$8,713

Depreciation of the office equipment for the three months ended March 31, 2018 was $871.

NOTE 4 – INTANGIBLE ASSETS - TRADEMARK

The Company has intangible assets related to a trademark.  The amortization of the intangible asset is over a twenty-year period.  As of March 31, 2018, and December 31, 2017, the Company had intangible assets, net of accumulated amortization, of $11,824 and $11,977, respectively.  The intangible assets are as follows:

	March 31,	December 31,
	2018	2017
Trademark	$12,284	$12,284
Total intangible assets	12,284	12,284
Less: Accumulated amortization	460	307
Intangible assets, net	$11,824	$11,977

Amortization expense of the trademark for the three months ended March 31, 2018 was $153.

NOTE 5 – NOTES PAYABLE

Notes payable
	March 31, 2018			December 31, 2017
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Dave Vincent	$20,000	$581	$20,581	$-	$-	$-
Joseph B. Frost	40,000	679	40,679	-	-	-
Total	$60,000	$1,260	$61,260	$-	$-	$-

On February 7, 2018, Dave Vincent, the Company’s majority shareholder and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of March 31, 2018, the accrued interest was $581, and the principal balance was $20,000.  See Note 7.

On March 2, 2018, Joseph B. Frost, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of March 31, 2018, the accrued interest was $679, and the principal balance was $40,000.  See Note 7.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of May 14, 2018, the Company did not have any legal actions pending against it.

On June 27, 2017, Altitude entered a license agreement with Sporting Edge UK (see Note 1), Sporting Edge UK is the sole and exclusive owner of and has the right to license to licensee the ability to manufacture and sell rights to the full range of membrane-based systems for the production of reduced oxygen environments and associated services as well as the use of patents and trademarks held by Sporting Edge UK or Mr. David Vincent.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Altitude has an oral agreement with its Chairman of the Board, Robert Kanuth, in which it will provide for reimbursement of private airline travel expenses incurred on behalf of the Company, for his use of an aircraft in which he has an interest in. These travel expenses totaled $123,750 for the period ended December 31, 2017 and is included in accrued expenses at March 31, 2018.  In January 2018, the Board of Directors issued a one-time bonus to Mr. Kanuth, in the amount of $7,525, to compensate for the significant payable and what would have been interest.  Additionally, the open balance will accrue interest at the rate of 20% per annum and, as of March 31, 2018, the accrued interest was $6,103.

On January 2, 2018, the Company issued 1,000,000 shares of common stock to Joseph B. Frost, the Company’s Chief Operating Officer, under his employment agreement.  The common stock of the Company is thinly traded and had a value of $1.35 per share, therefore the Company recorded the transaction at $1,350,000.  See Note 8.

On February 7, 2018, Dave Vincent, the Company’s majority shareholder and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of March 31, 2018, the accrued interest was $581, and the principal balance was $20,000.  See Note 5.

On March 2, 2018, Joseph B. Frost, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of March 31, 2018, the accrued interest was $679, and the principal balance was $40,000.  See Note 5.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value.  Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

As of March 31, 2018, and December 31, 2017, the Company has no preferred stock issued and outstanding.

Common Stock

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

On June 27, 2017, the Company entered into a share exchange transaction with Altitude and the shareholders of Altitude. Pursuant to the terms of the Share Exchange, the Company agreed to issue 6,102,000 shares of its common stock to the individual shareholders of Altitude on a pro rata basis in exchange for receive 100% of the shares of Altitude.  Following the Share Exchange, Altitude became a wholly-owned subsidiary of the Company.  See Note 1.

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

On January 1, 2018, the Company was contractually obligated to issue its legal counsel 37,500 shares of common stock for legal work to date.  The common stock of the Company is thinly traded and had a value of $1.35 per share, therefore the Company recorded the transaction at $50,625.

On January 1, 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for January 2018.  The common stock of the Company is thinly traded and had a value of $1.35 per share, therefore the Company recorded the transaction at $16,875.

On January 2, 2018, the Company issued 1,000,000 shares of common stock to Joseph B. Frost, the Company’s Chief Operating Officer, under his employment agreement.  The common stock of the Company is thinly traded and had a value of $1.35 per share, therefore the Company recorded the transaction at $1,350,000.  See Note 7.

On February 1, 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for February 2018.  The common stock of the Company is thinly traded and had a value of $1.35 per share, therefore the Company recorded the transaction at $16,875.

On March 1, 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for March 2018.  The common stock of the Company is thinly traded and had a value of $1.10 per share, therefore the Company recorded the transaction at $13,750.  As of March 31, 2018, these shares had not been issued.

As of March 31, 2018, and December 31, 2017, the Company has 22,803,659 and 21,728,659 shares of no par common stock issued, issuable, and outstanding.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

NOTE 9 – INCOME TAXES

As of March 31, 2018, and December 31, 2017, the Company has net operating loss carry forwards of $403,890 and $290,405. The carry forward expires through the year 2038. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2018 and 34% to loss before taxes for fiscal year 2017), as follows:

	March 31,	December 31,
	2018	2017
Tax expense (benefit) at the statutory rate	$(23,832)	$(60,985)
State income taxes, net of federal income tax benefit
Change in valuation allowance	23,832	60,985
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax year 2017 remains to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at March 31, 2018 and December 31, 2017, are as follows:

	March 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$84,817	$60,985
Timing differences	-	-
Total gross deferred tax assets	84,817	60,985
Less: Deferred tax asset valuation allowance	(84,817)	(60,985)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2018 and 2017 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $84,817 and $60,985 as of March 31, 2018 and December 31, 2017, respectively.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 2018

Revenue

The Company had no revenue for the three months ended March 31, 2018.

Operating Expenses

The Company had operating expenses of $1,545,582 for the three months ended March 31, 2018, which primarily consisted of stock-based compensation of $1,448,125.

Net Loss

The Company had a net loss of $1,561,608 for the three months ended March 31, 2018.  The net loss was primarily to the abovementioned effect.

Liquidity and Capital Resources

As of March 31, 2018, the Company had cash and cash equivalents of $18,667.  We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $320,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

We used cash in operations of $66,200 for the three months ended March 31, 2018.  The negative cash flow from operating activities for the three months ended March 31, 2018 is attributable to the Company’s net loss from operations of $1,561,608 primarily due to the issuance of common stock for services ($1,448,125).

We used cash in investing or financing activities of $0 for the three months ended March 31, 2018.

We had cash provided by financing activities of $60,000 for the three months ended March 31, 2018, consisting of loans from Dave Vincent and Joseph B. Frost.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

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

Limitations on the Effectiveness of Controls

The Company’s officers do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending March 31, 2018, the Company issued the following unregistered securities. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

Effective as of January 2, 2018, the Company issued 1,000,000 shares of the Company’s common stock to the Chief Operating Officer of the Company as payment for services rendered pursuant to an employment agreement.

On January 1, 2018, the Company issued 50,000 shares of the Company’s common stock to its legal counsel as payment for services rendered pursuant to an engagement agreement.

Effective February 1, 2018, the Company issued 12,500 shares of the Company’s common stock to its legal counsel as payment for services rendered pursuant to an engagement agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.1	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.2	Articles of Incorporation of Altitude International (incorporated by reference to the form 8-K filed by the Company on July 3, 2017).
3.2	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
10.1	Share Exchange Agreement (incorporated by reference to exhibit 10.1 to the form 8-K filed by the Company on July 3, 2017).
10.2	Licensing Agreement (incorporated by reference to exhibit 10.2 to the form 8-K filed by the Company on July 3, 2017).
10.3	Sole Distribution Agreement (incorporated by reference to exhibit 10.3 to the form 8-K filed by the Company on July 3, 2017).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Dave Vincent	Principal Executive Officer and Principal Financial and Accounting Officer	May 21, 2018
Dave Vincent