Form 10-Q
period 2018-06-30
ALTITUDE INTERNATIONAL, INC
filed 2018-08-20
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2018

☐    Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________.

ALTITUDE INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

TITAN COMPUTER SERVICES, INC.

(Former Name of Registrant)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  22,866,159 shares issued, issuable, and outstanding as of August 20, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

ALTITUDE INTERNATIONAL, INC.

(UNAUDITED)

ALTITUDE INTERNATIONAL, INC.

(f/k/a Titan Computer Services, Inc.)

and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash	$15,032	$24,867
Prepaid expense	4,167	4,167
Total current assets	19,199	29,034

Fixed assets, net	6,971	8,713
Intangible assets, net	11,671	11,977
Total assets	$37,841	$49,724

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$100,000	$-
Accounts payable	6,260	-
Accounts payable - related party	4,167	4,167
Accrued expenses - related party	242,629	189,198
Accrued interest	29,443	-
Shareholder's advance	26,764	26,764
Total current liabilities	409,263	220,129
Total liabilities	409,263	220,129

Commitments and contingencies - Note 6

Stockholders' deficit
Preferred stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common stock - no par value, 70,000,000 shares authorized, 22,841,159 and 21,728,659 shares issued, issuable, and outstanding at June 30, 2018 and December 31, 2017, respectively	1,726,519	269,769
Additional paid in capital	(149,769)	(149,769)
Accumulated deficit	(1,948,172)	(290,405)
Total stockholders' deficit	(371,422)	(170,405)
Total liabilities and stockholders' deficit	$37,841	$49,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

(f/k/a Titan Computer Services, Inc.)

and Subsidiary

Condensed Consolidated Statement of Operations

(unaudited)

		For the period		For the period
		from		from
		May 18, 2017		May 18, 2017
	For the three	(Date of	For the six	(Date of
	months ended	Inception) to	months ended	Inception) to
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	28,775	-	41,675	-
Corporate expenses	220	-	13,779	-
Salary expenses	31,250	-	62,500	-
Stock-based compensation	8,625	-	1,456,750	-
Other general and administrative expenses	13,872	13,789	53,620	13,789
Total operating expenses	82,742	13,789	1,628,324	13,789

Loss from operations	(82,742)	(13,789)	(1,628,324)	(13,789)

Other income (expenses)
Interest expense	(13,417)	-	(29,443)	-
Total other income (expenses)	(13,417)	-	(29,443)	-

Net loss	$(96,159)	$(13,789)	$(1,657,767)	$(13,789)

Earnings per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.07)	$(0.00)

Weighted average number of shares of common stock - basic and fully diluted	22,828,247	29,559,692	22,798,341	29,559,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

(f/k/a Titan Computer Services, Inc.)

and Subsidiary

Condensed Consolidated Statement of Cash Flows

(unaudited)

		For the period
		from
		May 18, 2017
	For the six	(Date of
	months ended	Inception) to
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net loss	$(1,657,767)	$(13,789)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,742	-
Amortization expense	306	-
Stock-based compensation	1,456,750	-
Change in assets and liabilities:
Prepaid expense	-	(1,667)
Accounts payable	6,260	-
Accounts payable - related party	-	1,667
Accrued expenses - related party	53,431	5,000
Accrued interest	29,443	-
Net cash used in operating activities	(109,835)	(8,789)

Cash flows from financing activities:
Issuance of common stock, net of transaction cost $12,500	-	87,500
Proceeds from related parties	100,000	-
Shareholder's Advance	-	8,789
Net cash provided by financing activities	100,000	96,289

Net decrease in cash	(9,835)	87,500

Cash at beginning of period	24,867	-

Cash at end of period	$15,032	$87,500

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Acquisition of office equipment by a shareholder	$-	$10,455
Acquisition of trademark by a shareholder	$-	$7,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

(f/k/a Titan Computer Services, Inc.)

And Subsidiary

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

Company Background

Altitude International, Inc. (the “Company,” “we,” “us,” “our,” or “Altitude - NY”), was incorporated in the State of New York on July 13, 1994.

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

Name Change from “Titan Computer Services, Inc.” to “Altitude International, Inc.”

On February 13, 2018, the majority of the shareholders of the Company approved the amendment to the Articles of Incorporation to change the Company’s name from “Titan Computer Services, Inc.” to “Altitude International, Inc.” The purpose of the name change will help further our brand identity and will reflect the major focus of our business operations, the manufacturing and distribution of products in the athletic training industry, specifically altitude training.  The filing of the name change with the state of New York was completed and effected as of June 4, 2018. The name change and symbol change was processed by FINRA on August 7, 2018 and the Company is now quoted under the symbol “ALTD.”

Nature of Operations

The product designs to be licensed from Sporting Edge UK, Ltd (“Sporting Edge UK”) are proven and cover a wide range of room sizes.  The only requirement is to change from metric to imperial sizes where necessary.

There are three unique elements to the Altitude product:

●	Sophisticated Touch Screen control systems capable of integrating the control of simulated altitude, temperature and humidity.

●	A unique design of Air Separation Unit with only a single active part that provides for ultra-reliable operation and a design life of greater than fifteen years.

●	Proven training protocols that allow the desired training benefits to be achieved.

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

Altitude International, Inc.

Altitude International, Inc. (“Altitude”) was incorporated on May 18, 2017 under the laws of the state of Wisconsin with 100,000,000 authorized common stock with $0.001 par value. On May 18, 2017, 6,102,000 shares of common stock at $0.001 (par) were issued as founder shares, valued at a total of $6,102 to 15 individuals, including Mr. Dave Vincent (“Vincent”) who is the majority equity interest shareholder and the director of the Company. These shares were issued for future potential services from these various individuals and as of the date of this issuance, no value was placed on these future potential services and were therefore recorded at par value as stock-based compensation to the founders.

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

Changes in Management and the Board of Directors

On June 27, 2017, pursuant to the Closing of the Share Exchange Agreement, Vincent was appointed as the Company’s new CEO and Abraham Rosenblum resigned as CEO. Additionally, Vincent and Mr. Robert Kanuth were appointed as directors of the Company and Mr. Robert Klein resigned. On October 20, 2017, Greg Whyte was appointed to fill the vacancy as a director of the Company. On January 8, 2018, Frost was appointed to serve as the Chief Operating Officer and on February 13, 2018 Lesley Visser and Frost were elected to serve on the Board of Directors.

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

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At June 30, 2018, we had $15,032 in cash. Our net losses incurred for the six months ended June 30, 2018 were $1,657,767 and working capital deficit was $390,064 at June 30, 2018. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Machinery and equipment

3-5 Years

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of June 30, 2018, carrying value of patent was $11,671.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended June 30, 2018.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the six months ended June 30, 2018, the Company had not experienced impairment losses on its long-lived assets.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the six months ended June 30, 2018 was $0.

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

The hierarchy consists of three levels

●	Level one — Quoted market prices in active markets for identical assets or liabilities;
●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2017. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the six months ended June 30, 2018.

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

Effect of Recent Accounting Pronouncements

Going Concern

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, FASB issued guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance was effective for the Company on June 30, 2018. We have implemented this new accounting standard and we will update our liquidity disclosures as necessary.

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

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method. The Company is evaluating the effect of the adoption of the new revenue recognition standard as to whether it will have a material impact on its consolidated financial statements.

NOTE 3 – FIXED ASSETS

The Company has fixed assets related to office equipment.  The depreciation of the equipment is over a three-year period.  As of June 30, 2018, and December 31, 2017, the Company had fixed assets, net of accumulated depreciation, of $6,971 and $8,713, respectively.  The fixed assets are as follows:

	June 30,	December 31,
	2018	2017
Office equipment	$10,455	$10,455
Total fixed assets	10,455	10,455
Less: Accumulated depreciation	3,484	1,742
Fixed assets, net	$6,971	$8,713

Depreciation of the office equipment for the six months ended June 30, 2018 was $1,742.

NOTE 4 – INTANGIBLE ASSETS - TRADEMARK

The Company has intangible assets related to a trademark.  The amortization of the intangible asset is over a twenty-year period.  As of June 30, 2018, and December 31, 2017, the Company had intangible assets, net of accumulated amortization, of $11,671 and $11,977, respectively.  The intangible assets are as follows:

	June 30,	December 31,
	2018	2017
Trademark	$12,284	$12,284
Total intangible assets	12,284	12,284
Less: Accumulated amortization	613	307
Intangible assets, net	$11,671	$11,977

Amortization expense of the trademark for the six months ended June 30, 2018 was $613.

NOTE 5 – NOTES PAYABLE

Notes payable
	June 30, 2018			December 31, 2017
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
David Vincent	$20,000	$1,578	$21,578	$-	$-	$-
David Vincent	40,000	219	40,219	-	-	-
Joseph B. Frost	40,000	2,674	42,674	-	-	-
Total	$100,000	$4,471	$104,471	$-	$-	$-

On February 7, 2018, Vincent, the Company’s majority shareholder and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of June 30, 2018, the accrued interest was $1,578, and the principal balance was $20,000.  See Note 7.

On March 2, 2018, Frost, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of June 30, 2018, the accrued interest was $2,674, and the principal balance was $40,000.  See Note 7.

On June 21, 2018, Vincent formalized various advances to the Company in the amount of $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of June 30, 2018, the accrued interest was $219, and the principal balance was $40,000.  Before the note was formalized, interest was also charged at the same rate. See Note 7.

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

On June 27, 2017, Altitude entered a license agreement with Sporting Edge UK (see Note 1), Sporting Edge UK is the sole and exclusive owner of and has the right to license to licensee the ability to manufacture and sell rights to the full range of membrane-based systems for the production of reduced oxygen environments and associated services as well as the use of patents and trademarks held by Sporting Edge UK or Vincent.

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

Altitude has an oral agreement with its Chairman of the Board, Robert Kanuth, in which it will provide for reimbursement of private airline travel expenses incurred on behalf of the Company, for his use of an aircraft in which he has an interest in. These travel expenses totaled $123,750 for the period ended December 31, 2017 and is included in accrued expenses at June 30, 2018.  In January 2018, the Board of Directors issued a one-time bonus to Mr. Kanuth, in the amount of $7,525, to compensate for the significant payable and what would have been interest.  Additionally, the open balance will accrue interest at the rate of 20% per annum and, as of June 30, 2018, the accrued interest was $12,206.  The remuneration package for the Chairman is currently under negotiation.

On January 2, 2018, the Company issued 1,000,000 shares of common stock to Frost, the Company’s Chief Operating Officer, under his employment agreement.  The common stock of the Company is thinly traded and had a value of $1.35 per share, therefore the Company recorded the transaction at $1,350,000.  See Note 8.

On February 7, 2018, Vincent, the Company’s majority shareholder and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of June 30, 2018, the accrued interest was $1,578, and the principal balance was $20,000.  See Note 5.

On March 2, 2018, Frost, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of June 30, 2018, the accrued interest was $2,674, and the principal balance was $40,000.  See Note 5.

On June 21, 2018, Vincent formalized various advances to the Company in the amount of $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of June 30, 2018, the accrued interest was $219, and the principal balance was $40,000.  Before the note was formalized, interest was also charged at the same rate. See Note 5.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value.  Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

As of June 30, 2018, and December 31, 2017, the Company has no preferred stock issued and outstanding.

Common Stock

Altitude was incorporated on May 18, 2017 under the laws of the state of Wisconsin with 100,000,000 authorized common stock with $0.001 par value.

On June 12, 2017, Altitude issued 6,102,000 shares of its common stock at par value of $0.001 per share as founder shares for future potential services from 15 individuals, including Vincent, who is the majority equity interest shareholder and the director of the Company, with a total recorded at par value of $6,102.

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

On January 2, 2018, the Company issued 1,000,000 shares of common stock to Frost, the Company’s Chief Operating Officer, under his employment agreement.  The common stock of the Company is thinly traded and had a value of $1.35 per share, therefore the Company recorded the transaction at $1,350,000.  See Note 7.

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

On April 1, 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for April 2018.  The common stock of the Company is thinly traded and had a value of $0.51 per share, therefore the Company recorded the transaction at $6,375.

On May 1, 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for March 2018.  The common stock of the Company is thinly traded and had a value of $0.10 per share, therefore the Company recorded the transaction at $1,250.

On June 1, 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for March 2018.  The common stock of the Company is thinly traded and had a value of $0.08 per share, therefore the Company recorded the transaction at $1,000.

As of June 30, 2018, and December 31, 2017, the Company has 22,841,159 and 21,728,659 shares of no par common stock issued, issuable, and outstanding.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

NOTE 9 – INCOME TAXES

As of June 30, 2018, and December 31, 2017, the Company has net operating loss carry forwards of $491,422 and $290,405. The carry forward expires through the year 2038. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2018 and 34% to loss before taxes for fiscal year 2017), as follows:

	June 30,	December 31,
	2018	2017
Tax expense (benefit) at the statutory rate	$(42,214)	$(60,985)
State income taxes, net of federal income tax benefit
Change in valuation allowance	42,214	60,985
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax year 2017 remains to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at June 30, 2018 and December 31, 2017, are as follows:

	June 30,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$103,199	$60,985
Timing differences	-	-
Total gross deferred tax assets	103,199	60,985
Less: Deferred tax asset valuation allowance	(103,199)	(60,985)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2018 and 2017 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $103,199 and $60,985 as of June 30, 2018 and December 31, 2017, respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for July 2018.

On August 1, 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for August 2018.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended June 30, 2018 compared to the period from May 18, 2017 (date of inception) to June 30, 2017

Revenue

The Company had no revenue for the three months ended June 30, 2018.

Operating Expenses

The Company had operating expenses of $82,742 for the three months ended June 30, 2018 compared to $13,789 for the period from May 18, 2017 (date of inception) to June 30, 2017.

Net Loss

The Company had a net loss of $96,159 for the three months ended June 30, 2018 compared to $13,789 for the period from May 18, 2017 (date of inception) to June 30, 2017.

For the six months ended June 30, 2018

Revenue

The Company had no revenue for the six months ended June 30, 2018.

Operating Expenses

The Company had operating expenses of $1,628,324 for the three months ended June 30, 2018 compared to $13,789 for the period from May 18, 2017 (date of inception) to June 30, 2017. The primary expense for 2018 was stock-based compensation of $1,456,750.

Net Loss

The Company had a net loss of $1,657,767 for the six months ended June 30, 2018 compared to $13,789 for the period from May 18, 2017 (date of inception) to June 30, 2017.  The net loss for 2018 was primarily to the abovementioned effect.

Liquidity and Capital Resources

As of June 30, 2018, the Company had cash and cash equivalents of $15,032.  We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $320,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

We used cash in operations of $109,835 for the six months ended June 30, 2018.  The negative cash flow from operating activities for the six months ended June 30, 2018 is attributable to the Company’s net loss from operations of $1,657,767 primarily due to the issuance of common stock for services ($1,456,750).

We used cash in investing or financing activities of $0 for the six months ended June 30, 2018.

We had cash provided by financing activities of $100,000 for the six months ended June 30, 2018, consisting of loans from Vincent and Frost.

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

●

The Company has appointed Woodway as the sole Distributor for North, South and Central America.  This provides access to every professional Sports Club, College and University as well as many Hospitals and Military facilities.  As a result, the time and cost associated with establishing and operating a sales force is avoided.

●	The Company also has Board members and Company Ambassadors who are able to access key, top level decision makers via their personal contact networks.

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

●	The Company does not have independent directors;
●

Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

●	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting; and
●	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.
●	To remediate our internal control weaknesses, management intends to implement the following measures:
●	As funding permits, the Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
●	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending June 30, 2018, the Company did not issue any unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On August 8, 2017, the Company entered into a Proposal for Services (the “Agreement”) with Tulane University through which the Company agreed to manufacture, install and commission an Altitude International Altitude Chamber (the “Chamber”) at the Tulane Basketball Strength and Conditioning Facility. The Company expects the installation of the Chamber to take approximately fifteen weeks.

Effective as of August 7, 2018, Financial Industry Regulatory Authority (“FINRA”) has effectuated the name change in its system and the Company’s common stock will now be quoted under the symbol “ALTD.”

The Company is currently negotiating a remuneration package with its Chairman.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.1	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.2	Articles of Incorporation of Altitude International (incorporated by reference to the form 8-K filed by the Company on July 3, 2017).
3.2	Amended Articles of Incorporation filed on June 4, 2018
10.1	Share Exchange Agreement (incorporated by reference to exhibit 10.1 to the form 8-K filed by the Company on July 3, 2017).
10.2	Licensing Agreement (incorporated by reference to exhibit 10.2 to the form 8-K filed by the Company on July 3, 2017).
10.3	Sole Distribution Agreement (incorporated by reference to exhibit 10.3 to the form 8-K filed by the Company on July 3, 2017).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Dave Vincent	Principal Executive Officer and Principal Financial and Accounting Officer	August 20, 2018
Dave Vincent