Form 10-Q
period 2018-09-30
ALTITUDE INTERNATIONAL, INC
filed 2018-11-13
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

(954) 256-5120

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  22,866,159 shares issued, issuable, and outstanding as of November 13, 2018.

PART I. FINANCIAL INFORMATION

ITEM  1 - CONDENSED FINANCIAL STATEMENTS

ALTITUDE INTERNATIONAL, INC.

(UNAUDITED)

ALTITUDE INTERNATIONAL, INC.

(f/k/a Titan Computer Services, Inc.)

and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash	$46,905	$24,867
Prepaid expense	16,703	4,167
Total current assets	63,608	29,034

Fixed assets, net	6,100	8,713
Intangible assets, net	11,518	11,977
Total assets	$81,226	$49,724

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$133,000	$-
Accounts payable	20,731	-
Accounts payable - related party	10,000	4,167
Accrued expenses - related party	241,639	189,198
Accrued interest - related party	44,512	-
Stockholders' advance	26,764	26,764
Deferred revenue	64,662	-
Total current liabilities	541,308	220,129
Total liabilities	541,308	220,129

Commitments and contingencies - Note 6

Stockholders' deficit
Preferred stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Common stock - no par value, 70,000,000 shares authorized, 22,841,159 and 21,728,659 shares issued, issuable, and outstanding at September 30, 2018 and December 31, 2017, respectively	1,731,019	269,769
Additional paid in capital	(149,769)	(149,769)
Accumulated deficit	(2,041,332)	(290,405)
Total stockholders' deficit	(460,082)	(170,405)
Total liabilities and stockholders' deficit	$81,226	$49,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

(f/k/a Titan Computer Services, Inc.)

and Subsidiary

Condensed Consolidated Statement of Operations

(unaudited)

				For the period
				from
				May 18, 2017
			For the nine	(Date of
	For the three months ended		months ended	Inception) to
	September 30,		September 30,	September 30,
	2018	2017	2018	2017

Revenue	$27,713	$-	$27,713	$-

Operating expenses
Direct costs of revenue	14,471	-	14,471	-
Professional fees	16,500	30,040	58,175	30,040
Corporate expenses	-	-	13,779	-
Salary expenses	36,262	-	98,762	-
Stock-based compensation	4,500	-	1,461,250	-
Other general and administrative expenses	34,071	188,686	87,691	202,475
Total operating expenses	105,804	218,726	1,734,128	232,515

Loss from operations	(78,091)	(218,726)	(1,706,415)	(232,515)

Other income (expenses)
Interest expense	(15,069)	-	(44,512)	-
Total other income (expenses)	(15,069)	-	(44,512)	-

Net loss	$(93,160)	$(218,726)	$(1,750,927)	$(232,515)

Earnings per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.08)	$(0.00)

Weighted average number of shares of common stock - basic and fully diluted	45,421,273	21,728,659	22,812,771	27,008,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

(f/k/a Titan Computer Services, Inc.)

and Subsidiary

Condensed Consolidated Statement of Cash Flows

(unaudited)

		For the period
		from
		May 18, 2017
	For the nine	(Date of
	months ended	Inception) to
	September 30,	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(1,750,927)	$(232,515)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	2,613	871
Amortization expense	459	154
Stock-based compensation	1,461,250	-
Change in assets and liabilities:
Prepaid expense	(12,536)	(4,167)
Accounts payable and accrued expenses	73,172	184,920
Accounts payable - related party	5,833	4,167
Accrued interest - related party	44,512	-
Deferred revenue	64,662	-
Net cash used in operating activities	(110,962)	(46,570)

Cash flows used in investing activities:
Purchase of plant and equipment	-	(10,455)
Purchase of trademark	-	(12,284)
Net cash used in investing activities	-	(22,739)

Cash flows from financing activities:
Issuance of common stock, net of transaction cost $12,500	-	87,500
Proceeds from related party loans	133,000	-
Shareholder's Advance	-	26,764
Net cash provided by financing activities	133,000	114,264

Net increase in cash	22,038	44,955

Cash at beginning of period	24,867	-

Cash at end of period	$46,905	$44,955

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Acquisition of office equipment by a shareholder	$-	$10,455
Acquisition of trademark by a shareholder	$-	$12,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

(f/k/a Titan Computer Services, Inc.)

And Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

Company Background

Altitude International, Inc. (the “Company,” “we,” “us,” “our,” or “Altitude-NY”), was incorporated in the State of New York on July 13, 1994 as “Titan Computer Services.” The Company changed its name on June 4, 2018 to “Altitude International, Inc.” to reflect its current operations.

On June 27, 2017, the Company successfully closed a Share Exchange transaction (“Share Exchange”) with the shareholders of Altitude International, Inc. (“Altitude”), a Wisconsin corporation. Altitude was incorporated on May 18, 2017 under the laws of the state of Wisconsin and has been operating as a wholly-owned subsidiary of Altitude-NY since the Share Exchange. Altitude operates through Northern, Central, and South America sales by way of its sole distribution agreement with Woodway Inc. to execute the current business plan of athletic training industry, specifically altitude training. Our objective is to be recognized as one of the upper tier specialty altitude training equipment providers in the Americas.

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

Changes in Management and the Board of Directors

On June 27, 2017, pursuant to the Closing of the Share Exchange Agreement, Vincent was appointed as the Company’s new CEO and Abraham Rosenblum resigned as CEO. Additionally, Vincent and Mr. Robert Kanuth were appointed as directors of the Company and Mr. Robert Klein resigned. On October 20, 2017, Greg Whyte was appointed to fill the vacancy as a director of the Company. On January 8, 2018, Joseph Frost was appointed to serve as the Chief Operating Officer and on February 13, 2018 Lesley Visser and Frost were elected to serve on the Board of Directors.

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

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At September 30, 2018, we had $46,905 in cash. Our net losses incurred for the nine months ended September 30, 2018 were $1,750,927 and working capital deficit was $477,700 at September 30, 2018. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Machinery and equipment

3-5 Years

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of September 30, 2018, carrying value of patent was $11,518.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended September 30, 2018.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the nine months ended September 30, 2018, the Company had not experienced impairment losses on its long-lived assets.

Revenue Recognition

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the nine months ended September 30, 2018 was $1,000.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2017. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended September 30, 2018.

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

Effect of Recent Accounting Pronouncements

Going Concern

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, FASB issued guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance was effective for the Company on September 30, 2018. We have implemented this new accounting standard and we will update our liquidity disclosures as necessary.

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

NOTE 3 – FIXED ASSETS

The Company has fixed assets related to office equipment.  The depreciation of the equipment is over a three-year period.  As of September 30, 2018, and December 31, 2017, the Company had fixed assets, net of accumulated depreciation, of $6,100 and $8,713, respectively.  The fixed assets are as follows:

	September 30,	December 31,
	2018	2017
Office equipment	$10,455	$10,455
Total fixed assets	10,455	10,455
Less: Accumulated depreciation	4,355	1,742
Fixed assets, net	$6,100	$8,713

Depreciation of the office equipment for the nine months ended September 30, 2018 was $2,613.

NOTE 4 – INTANGIBLE ASSETS - TRADEMARK

The Company has intangible assets related to a trademark.  The amortization of the intangible asset is over a twenty-year period.  As of September 30, 2018, and December 31, 2017, the Company had intangible assets, net of accumulated amortization, of $11,518 and $11,977, respectively.  The intangible assets are as follows:

	September 30,	December 31,
	2018	2017
Trademark	$12,284	$12,284
Total intangible assets	12,284	12,284
Less: Accumulated amortization	766	307
Intangible assets, net	$11,518	$11,977

Amortization expense of the trademark for the nine months ended September 30, 2018 was $459.

NOTE 5 – NOTES PAYABLE

Notes payable

	September 30, 2018			December 31, 2017
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
David Vincent	$20,000	$4,822	$24,822	$-	$-	$-
David Vincent	40,000	2,236	42,236	-	-	-
David Vincent	10,000	460	10,460	-	-	-
Joseph B. Frost	40,000	4,690	44,690	-	-	-
Joseph B. Frost	10,000	370	10,370	-	-	-
Joseph B. Frost	13,000	175	13,175	-	-	-
Total	$133,000	$12,753	$145,753	$-	$-	$-

On February 7, 2018, Vincent, the Company’s majority shareholder and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2018, the accrued interest was $4,822, and the principal balance was $20,000.  See Note 7.

On March 2, 2018, Frost, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2018, the accrued interest was $4,690, and the principal balance was $40,000.  See Note 7.

On June 21, 2018, Vincent formalized various advances to the Company in the amount of $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2018, the accrued interest was $2,236, and the principal balance was $40,000.  Before the note was formalized, interest was also charged at the same rate. See Note 7.

On July 9, 2018, Vincent, a director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2018, the accrued interest was $460, and the principal balance was $10,000.  See Note 7.

On July 30, 2018, Frost, a director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2018, the accrued interest was $370, and the principal balance was $10,000.  See Note 7.

On August 10, 2018, Frost, a director, loaned the Company $13,000 in the form of a promissory note. The note bears interest of 20% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2018, the accrued interest was $175, and the principal balance was $13,000.  See Note 7.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of October 29, 2018, the Company did not have any legal actions pending against it.

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

Sporting Edge UK agreed to grant the licensee exclusive right and license to the Manufacturing and Sales Rights in the Territory including the Continent of North America, Central America and the Continent of South America. On the effective date of this agreement and for a period of 5 years thereafter, the Company (“Licensee”) shall pay upfront payment of $10,000 to Licensor annually.  In addition, commencing on the sixth anniversary of the effective date the licensee shall pay continuing royalty fees on all sales of product manufactured using the IP.  The royalty payable shall be calculated as 0.5% of the Sale Price. The Company has recorded the payment due of $10,000 as of September 30, 2018, as recorded in prepaid expenses and accounts payable.

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

Altitude has an oral agreement with its Chairman of the Board, Robert Kanuth, in which it will provide for reimbursement of private airline travel expenses incurred on behalf of the Company, for his use of an aircraft in which he has an interest in. These travel expenses totaled $123,750 for the period ended December 31, 2017 and is included in accrued expenses at September 30, 2018.  In January 2018, the Board of Directors issued a one-time bonus to Mr. Kanuth, in the amount of $7,525, to compensate for the significant payable and what would have been interest.  Additionally, the open balance will accrue interest at the rate of 20% per annum and, as of September 30, 2018, the accrued interest was $18,309.  The remuneration package for the Chairman is currently under negotiation as are the terms and validity of a purported agreement between the Chairman and the Company’s CEO regarding shares to be transferred from the CEO to the Chairman upon sales milestones being reached.  The Company and its subsidiaries were not parties to the purported agreement, and their property is not the subject of the purported agreement.

On January 2, 2018, the Company issued 1,000,000 shares of common stock to Frost, the Company’s Chief Operating Officer, under his employment agreement.  The common stock of the Company is thinly traded and had a value of $1.35 per share, therefore the Company recorded the transaction at $1,350,000.  See Note 8.

On February 7, 2018, Vincent, the Company’s majority shareholder and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2018, the accrued interest was $4,822, and the principal balance was $20,000.  See Note 5.

On March 2, 2018, Frost, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2018, the accrued interest was $4,690, and the principal balance was $40,000.  See Note 5.

On June 21, 2018, Vincent formalized various advances to the Company in the amount of $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2018, the accrued interest was $2,236, and the principal balance was $40,000.  Before the note was formalized, interest was also charged at the same rate. See Note 5.

On July 9, 2018, Vincent, a director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2018, the accrued interest was $460, and the principal balance was $10,000.  See Note 5.

On July 30, 2018, Frost, a director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2018, the accrued interest was $370, and the principal balance was $10,000.  See Note 5.

On August 10, 2018, Frost, a director, loaned the Company $13,000 in the form of a promissory note. The note bears interest of 20% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2018, the accrued interest was $175, and the principal balance was $13,000.  See Note 5.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value.  Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

As of September 30, 2018, and December 31, 2017, the Company has no preferred stock issued and outstanding.

Common Stock

Altitude was incorporated on May 18, 2017 under the laws of the state of Wisconsin with 100,000,000 authorized common stock with $0.001 par value.

On June 12, 2017, Altitude issued 6,102,000 shares of its common stock at par value of $0.001 per share as founder shares for future potential services from 15 individuals, including Vincent, who is the largest equity interest shareholder and the director of the Company, with a total recorded at par value of $6,102.

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

On June 27, 2017, the date of closing of the Share Exchange Agreement, the Company issued 500,000 shares of its common stock to an accredited investor pursuant to a Subscription Agreement for $100,000, or $0.20 per share. Total proceed received was $87,500 after paying transaction costs of $12,500. Immediately following the Share Exchange agreement, there were 21,728,659 shares of common stock issued and outstanding and no shares of preferred stock outstanding.

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

On May 1, 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for May 2018.  The common stock of the Company is thinly traded and had a value of $0.10 per share, therefore the Company recorded the transaction at $1,250.

On June 1, 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for June 2018.  The common stock of the Company is thinly traded and had a value of $0.08 per share, therefore the Company recorded the transaction at $1,000.

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

On September 1, 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for September 2018.  The common stock of the Company is thinly traded and had a value of $0.20 per share, therefore the Company recorded the transaction at $2,500.

As of September 30, 2018, and December 31, 2017, the Company has 22,841,159 and 21,728,659 shares of no par common stock issued, issuable, and outstanding.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

NOTE 9 – INCOME TAXES

As of September 30, 2018, and December 31, 2017, the Company has net operating loss carry forwards of $580,082 and $290,405. The carry forward expires through the year 2038. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2018 and 34% to loss before taxes for fiscal year 2017), as follows:

	September 30,	December 31,
	2018	2017
Tax expense (benefit) at the statutory rate	$(60,832)	$(60,985)
State income taxes, net of federal income tax benefit	(14,875)
Change in valuation allowance	75,707	60,985
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax year 2017 remains to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at September 30, 2018 and December 31, 2017, are as follows:

	September 30,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$75,707	$60,985
Timing differences	-	-
Total gross deferred tax assets	75,707	60,985
Less: Deferred tax asset valuation allowance	(75,707)	(60,985)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2018 and 2017 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $75,707 and $60,985 as of September 30, 2018 and December 31, 2017, respectively.

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

NOTE 10 – DEFERRED REVENUE

The Company received a retainer of $92,735 in August 2018 in regards to a contract with one party for a contracted revenue of $184,750. Management has determined that as of September 30, 2018, fifteen percent (15%) of the contract had been realized therefore the Company recorded revenue of $27,713, leaving a deferred revenue of $64,662.

NOTE 11 – SUBSEQUENT EVENTS

 On October 1, 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for March 2018.  The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $875.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

Revenue

The Company had revenue of $27,213 for the three months ended September 30, 2018 compared to $0 for the comparable period in 2017. The Company recorded 15% of its first sale.

Operating Expenses

The Company had operating expenses of $105,804 for the three months ended September 30, 2018 compared to $218,726 for the three months ended September 30, 2017. The decrease was primarily due to less travel in 2018.

Net Loss

The Company had a net loss of $93,160 for the three months ended September 30, 2018 compared to $218,726 for the three months ended September 30, 2017.

For the nine months ended September 30, 2018 compared to the period from May 18, 2017 (date of inception) to September 30, 2017

Revenue

The Company had revenue of $27,713 for the nine months ended September 30, 2018 compared to $0 for the period from May 18, 2017 (date of inception) to September 30, 2017.

Operating Expenses

The Company had operating expenses of $1,734,128 for the nine months ended September 30, 2018 compared to $232,515 for the period from May 18, 2017 (date of inception) to September 30, 2017. The primary expense for 2018 was stock-based compensation of $1,461,250.

Net Loss

The Company had a net loss of $1,750,927 for the nine months ended September 30, 2018 compared to $232,515 for the period from May 18, 2017 (date of inception) to September 30, 2017.  The net loss for 2018 was primarily to the abovementioned effect.

Liquidity and Capital Resources

As of September 30, 2018, the Company had cash and cash equivalents of $46,905.  We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $320,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

We used cash in operations of $110,962 for the nine months ended September 30, 2018.  The negative cash flow from operating activities for the nine months ended September 30, 2018 is attributable to the Company’s net loss from operations of $1,750,927 primarily due to the issuance of common stock for services ($1,461,250).

We used cash in investing or financing activities of $0 for the nine months ended September 30, 2018.

We had cash provided by financing activities of $133,000 for the nine months ended September 30, 2018, consisting of loans from Vincent and Frost.

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

●	The Company does not have a majority of independent directors;
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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s Chief Executive Officer and the Company’s Chairman of the Board of Directors are negotiating the terms and validity of a purported agreement between them as private individuals regarding shares to be transferred from the CEO to the Chairman upon sales milestones being reached.  The Company and its subsidiaries were not parties to the purported agreement, and their property is not the subject of the purported agreement.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending September 30, 2018, the Company did not issue any unregistered securities.

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

Effective as of August 7, 2018, Financial Industry Regulatory Authority (“FINRA”) has effectuated the name change in its system and the Company’s common stock is now quoted under the symbol “ALTD.”

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

SIGNATURE	TITLE	DATE

/s/ Dave Vincent	Principal Executive Officer and Principal Financial and Accounting Officer	November 13, 2018
Dave Vincent