Form 10-K
period 2018-12-31
ALTITUDE INTERNATIONAL, INC
filed 2019-03-29
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

December 31, 2018

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

COMMON STOCK, $0.001 PAR VALUE PER SHARE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $1,228,000 as of June 30, 2018, based upon a bid price of $0.08 per share for the registrant’s common stock on such date.

On March 19, 2019, a total of 28,758,517 shares of our common stock were outstanding.

ALTITUDE INTERNATIONAL, INC.

Index

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

PART I

ITEM 1. Business

Description of Business

Altitude International, Inc. (the “Company”) (formerly known as Titan Computer Services, Inc.) was incorporated on July 13, 1994 in the State of New York.

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

Corporate History

Following the Exchange, the Company, through its operating subsidiary Altitude, specializes in creating uniquely-engineered, membrane-based designs for simulated altitude training environments. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers. Through a license agreement with Sporting Edge UK, a brand well-established in the United Kingdom, the Company intends to expand its technology into the American marketplace, where the appetite for increasing performance in elite athletes, professional sports, equine sports, and universities and colleges is immense.

Competition

Currently, the membrane-based technology is not being well used in the United States. In North America, there exists some companies that provide altitude training masks, but the equipment is on a much smaller scale intended for personal use. This type of equipment employs PSA technology, which has reliability issues and a restricted altitude capacity.

Marketing and Customers

Altitude has focused its efforts on building a customer base with elite athletes, professional sports teams, universities, and health and fitness chains.

Index

It is essential that potential customers can be accessed easily and quickly, but this is often difficult.  Getting access to an organization can be difficult and getting to the right person even more so.  Altitude has two strategies to achieve this:

A strategic partnership with Woodway, who will be the distributor of Altitude products in all of North, Central and South America in all markets save Equestrian and Health & Fitness clubs.  This gives immediate access, at the right level, to every university, college, hospital and professional sports team in the USA and many more in other parts of the territory.  The traditional delays and costs associated with assembling a large and trained sales team are avoided as are the expenses associated with running such a large team.  Altitude is pleased to be working with Woodway, a world leader in treadmill sales and a company that even has a special treadmill installed in the International Space Station.

A small network of ambassadors are associated with the Company, including:

•	Robert Kanuth	Businessman and ex-Harvard basketball star
•	Landon Adler	Ex-professional basketball player
•	Jonathan Goldfarb	Ex world top-50 tennis player
•	Ron Turner	Football coach from a famous coaching family
•	Lesley Visser	Outstanding sportscaster and media icon
•	Professor Greg Whyte	Internationally renowned Sports Physiologist

We hope that our ambassadors will help us access decision makers at the highest level who are pre-disposed to listen to our message.  We hope their work, alongside the marketing being undertaken by Woodway and our licensed Altitude technology and training protocols will help grow the business.

A demonstration facility is already installed in Wisconsin and a second such facility is planned for Florida, so that customers can experience the environment first hand.

Principal Agreements Affecting Our Ordinary Business

Altitude has several agreements in place related to its business operations.

Revised Sporting Edge UK Licensing Agreement

Altitude has a Revised Licensing Agreement with Sporting Edge UK that grants a license to Altitude to use Sporting Edge UK’s proprietary technology related to properly engineered, membrane-based designs for simulated altitude training equipment. The annual license fee under the revised agreement is $1.00 per year. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers. Altitude has the licensing rights to use all technology to manufacture the products and to sell them (directly or through distributors) in the following territories:

●	The Continent of North America, Central America, The Continent of South America.

●	Other territories as may be agreed from time to time, on a temporary or permanent basis.

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

Business Strategy

The Company seeks to set itself apart from other altitude training technology by introducing to elite athletes, health and fitness clubs, and profession sports teams novel training techniques proven to increase performance. The Company has developed technology and training protocols that make possible large improvements in fitness and performance in normal room environments. The well-financed sports market of North America offers the Company opportunities to manufacture and distribute its products to a welcoming customer base.

Index

The 2019 Business Plan is centered on several concurrent activities. These activities include, but are not limited to: sales support material development, market technology education and select market penetration. While these elements are considered concurrent, the order listed depicts a priority of operation for the plan.

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

As noted above, while these actions are somewhat concurrent, the focus of the Company will be on developing the US message and collateral marketing material. Starting quarter two the focus will move towards education and sales. While the education process must technically occur in advance of sales, it is anticipated that the lag time between the two steps will be short. This being said, it should be noted that the process of education, sales and delivery/commissioning is expected to be 3 to 9 months on any given system.

Industry Operating Environment

Whether at the Olympic level or in professional and college teams, top level sports require individuals to perform at their maximum potential.  Margins between success and failure are small--the difference between first and last in the Tour de France is three percent--and athletes constantly seek to close the gap between success and failure.

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

Development

The product designs licensed from Sporting Edge UK are proven and cover a wide range of room sizes.  The only requirement is to change from metric to imperial sizes where necessary.

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

Index

We have included some photos of what our systems look like:

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

Intellectual Property

The Company does not own any patents directly but has access to the Sporting Edge UK intellectual property through the License Agreement.

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

Employees

We currently have two full-time employees, our Chief Executive Officer and Chief Operations Officer, and one part time employee, our Chief Technology Officer.

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

Our results of operations in any particular period may not be indicative of results to be expected in future periods, and have historically been, and are expected to continue to be, subject to periodic fluctuations arising from a number of factors, including:

●	Introduction and market acceptance of new products and sales trends affecting specific existing products;
●	Variations in product selling prices and costs and the mix of products sold;
●	Size and timing of Retail customer orders, which, in turn, often depend upon the success of our customers’ businesses or specific products;
●	Changes in the market conditions for consumer fitness equipment;
●	Changes in macroeconomic factors;
●	Availability of consumer credit;
●	Timing and availability of products coming from our offshore contract manufacturing suppliers;
●	Seasonality of markets, which vary from quarter-to-quarter and are influenced by outside factors such as overall consumer confidence and the availability and cost of television advertising time;
●	Effectiveness of our media and advertising programs;
●	Customer consolidation in our Retail segment, or the bankruptcy of any of our larger Retail customers;
●	Restructuring charges;
●	Goodwill and other intangible asset impairment charges; and
●	Legal and contract settlement charges.

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

Index

Decline in consumer spending would likely negatively affect our product revenues and earnings.

Success of each of our products depends substantially on the amount of discretionary funds available to our customers, including universities, sports teams and gym owners. Global credit and financial markets have experienced extreme disruptions in the recent past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that similar disruptions will not occur in the future. Deterioration in general economic conditions may depress consumer spending, especially spending for high-end athletic products such as ours. Poor economic conditions could in turn lead to substantial decreases in our net sales or have a material adverse effect on our operating results, financial position and cash flows.

Government regulatory actions could disrupt our marketing efforts and product sales.

Various international and U.S. federal, state and local governmental authorities, including the Federal Trade Commission, the Consumer Product Safety Commission and the Securities and Exchange Commission, regulate our product and marketing efforts. Our revenue and profitability could be significantly harmed if any of these authorities commence a regulatory enforcement action that interrupts our marketing efforts, results in a product recall or negative publicity, or requires changes in product design or marketing materials.

Currency exchange rate fluctuations could result in higher costs, reduced margins or decreased international sales.

Some key components may be manufactured outside of the U.S. and, therefore, currency exchange rate fluctuations could result in higher costs for our products or could disrupt the business of independent manufacturers that produce our products, by making their purchases of raw materials more expensive and more difficult to finance. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we, our customers or our suppliers conduct business. Past fluctuations in currency exchange rates versus the U.S. dollar have caused our costs for certain products to increase, reducing our margins and cash flows. Similar fluctuations and cost increases may occur in the future. If we are unable to increase our selling prices to offset such cost increases, or if such increases have a negative impact on sales of our products, our revenues and margins would be reduced, and our operating results and cash flows would be negatively impacted. In addition, a portion of our revenue may be derived from sales outside the U.S. in our territory including Canada, Central and South America. Currency rate fluctuations could make our products more expensive for foreign consumers and reduce our revenue, which would negatively affect our operating results and cash flows.

We may face competition from providers of comparable products in categories where our patent protection is limited or reduced due to patent expiration. Increased competition in those product categories could negatively affect our future revenues and operating results.

The patents that cover the production of hypoxic environments in room situations have all expired and so no general patent protection is available.  However, under the terms of the license with SEUK, the Company will benefit from patents that have been filed that relate to improving membrane performance and improving the uniformity of climate in environmental chambers.  These patents are pending in the UK.

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

Index

Disruption to our information and communication systems could result in interruptions to our business and potential implementation of new systems for critical business functions may heighten the risk of disruption.

Our business is reliant on information and communication technology, and a substantial portion of our revenues are generated with the support of information and communication systems. T We also rely on information systems in all stages of our product cycle, from design to distribution, and we use such systems as a method of communication between employees, suppliers and customers. In addition, we use information systems to maintain our accounting records, assist in trade receivables collection and customer service efforts, and forecast operating results and cash flows.

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

Risks Related to our Securities

Our Stock Price May be Volatile, which May Result in Losses to Our Shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTCQB Market on which shares of our common stock are quoted, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

●	variations in our operating results;
●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
●	changes in operating and stock price performance of other companies in our industry;
●	additions or departures of key personnel; and
●	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Index

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

Index

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

Index

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

Not Applicable.

Index

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on OTC Markets under the symbol “ALTD.” There are 28,758,517 shares of our common stock were outstanding as of March 19, 2019.

Security Holders

On March 19, 2019, there were approximately 90 record holders of our common stock.

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

On December 31, 2018, the Company issued shares of common stock to its directors, officer, and certain consultants for their service to the Company. Kanuth was issued 1,000,000 restricted shares of common stock, Lesley Visser was issued 250,000 restricted shares of common stock, Greg Whyte was issued 40,000 restricted shares of common stock, Harvey Galvin was issued 15,000 restricted shares of common stock, Mike Horvath was issued 25,000 restricted shares of common stock, Chris Visser was issued 25,000 restricted shares of common stock and its legal counsel was issued 125,000 restricted shares of common stock, which 87,500 were previously recorded as issuable. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 1, 2019, the Company issued 12,500 shares of common stock to its legal counsel. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 25, 2019, the Company issued 2,241,686 restricted shares of common stock to Dave Vincent (“Vincent”) upon the conversion of $156,918 in existing debt owed to Vincent that has been accrued by the Company. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by Vincent, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transaction did not involve a public offering.

On January 25, 2019, the Company issued 2,245,672 restricted shares of common stock to Robert Kanuth (“Kanuth”) upon the conversion of $157,197 in existing debt owed to Kanuth that has been accrued by the Company. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On February 1, 2019, the Company authorized the issuance of 12,500 shares of common stock to its legal counsel. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Index

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2018, we did not have any shares issuable pursuant to outstanding stock options, warrants or and rights. On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan (the “Plan”). The Plan provides for the grant of two types of options: (1) Incentive Stock Options, which are options that meet the requirements of Section 422 of the Code, and (2) Non-statutory Options. Shareholder approval will make available a total of 3,000,000 shares of the Company’s authorized but unissued Common Stock for purchase upon exercise of options granted under the 2017 Incentive Stock Plan. The term of the 2017 Incentive Stock Plan is ten years, subject to earlier termination by the Board.

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

There are currently 500,000 stock options that have been issued under the 2017 Plan.

ITEM 6. Selected Financial Data

Not Applicable.

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

Index

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

Plan of Operation

The Company produces systems under license from Sporting Edge UK.  These systems include the control of simulated altitude as a minimum and often the simultaneous control of temperature and humidity, providing a full environmental capability.  Also included in the license are the Training Protocols that Sporting Edge UK has established to ensure that the optimum results are achieved by athletes using the altitude facilities.

Index

The Company has space in the Woodway facility in Waukesha to undertake the manufacture of systems.  This will consist primarily of manufacturing space, but with a small office content.  The work will primarily consist of the assembly of components into the unique licensed designs.  Initial recruitment of technically capable persons will be necessary, followed by short training blocks to pass on the required skills.  At least one person is likely to visit the UK to see systems in operation and obtain hands-on experience of the manufacturing requirement.  Woodway is an engineering-based company and so is a perfect environment in which to establish an operation which is in many ways similar to their own.  In addition, many aspects of infrastructure – goods handling, welfare facilities, etc. – can be accessed immediately without expense to Altitude.

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

The Company has installed a chamber at Tulane University.

Commercial operations will center in Florida.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

For the year ended December 31, 2018 compared to the period ended December 31, 2017

Revenues

We had $78,902 and $0 of revenue for the period ended December 31, 2018 and 2017, respectively. The Company began its revenue stream in the third quarter of 2018.

Direct Costs of Revenue

Direct costs of revenue for the period ended December 31, 2018 and 2017 were $46,858 and $0, respectively.

Operating Expenses

Operating expenses for the period ended December 31, 2018 and 2017 were $1,833,532 and $290,405, respectively. The expenses for 2018 were comprised primarily of stock-based compensation ($1,508,100). The expenses for 2017 were comprised primarily of professional fees of $60,789 and travel expenses of $187,432.

Other Income (Expenses)

Other expenses for the period ended December 31, 2018 and 2017 were $49,731 and $0, respectively.

Index

Net Loss

Net loss for the period ended December 31, 2018 and 2017 was $1,851,219 and $290,405, respectively.

 Liquidity and Capital Resources

We had a cash balance of $2,434 and negative working capital of $522,618 at December 31, 2018.

During 2017 we raised a total of $153,500 primarily through director loans and advances. In January 2019, we raised $100,000 through the sale of shares of our common stock. We believe that current cash on hand will be sufficient to fund all of the Company’s requirements for the next four months.

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

Sources and Uses of Cash

Operating activities during the period ended December 31, 2018 used $185,380 of net cash.  Net cash used in investing activities was $0 for the period ended December 31, 2018.  Net cash provided by financing activities of $162,947 was received from the issuance of common stock and shareholder advances during the period ended December 31, 2018.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2018 and 2017.

Impairment of Long-Lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements. The Company measures their financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short-term loans the carrying amounts approximate fair value due to their short maturities.

Index

We have adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2019, and early adoption is permitted.

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

Stock-Based Compensation. The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

2019 Plans

The 2019 Business Plan is centered on several concurrent activities. These activities include, but are not limited to: sales support material development, market technology education and select market penetration. While these elements are considered concurrent, the order listed depicts a priority of operation for the plan.

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

Index

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

Index

ITEM 8. Financial Statements

ALTITUDE INTERNATIONAL, INC.

Contents

Page

Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2018 and 2017	F-3

Statements of Operations for the year ended December 31, 2018 and the period from May 18, 2017 (date of inception) through December 31, 2017	F-4

Statements of Changes in Stockholders’ Deficiency for the year ended December 31, 2018 and the period from May 18, 2017 (date of inception) through December 31, 2017	F-5

Statements of Cash Flows for the year ended December 31, 2018 and the period from May 18, 2017 (date of inception) through December 31, 2017	F-6

Notes to Financial Statements	F-7

Index

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Altitude International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Altitude International, Inc. (the "Company") as of December 31, 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engage to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

We have served as the Company's auditor since 2019.

Lakewood, CO

March 29, 2019

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

/s/ ZBS Group LLP

Plainview, NY

April 12, 2018

Index

ALTITUDE INTERNATIONAL, INC.
(f/k/a Titan Computer Services, Inc.)
and Subsidiary
Consolidated Balance Sheets
December 31,

	2018	2017
ASSETS
Current assets
Cash	$2,434	$24,867
Prepaid expense	5,553	4,167
Total current assets	7,987	29,034

Fixed assets, net	5,229	8,713
Intangible assets, net	11,365	11,977
Total assets	$24,581	$49,724

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$143,500	$-
Accrued expenses	7,000	-
Accounts payable - related party	10,000	4,167
Accrued expenses - related party	215,265	189,198
Accrued interest - related party	49,731	-
Stockholders' advance	36,211	26,764
Deferred revenue	68,898	-
Total current liabilities	530,605	220,129
Total liabilities	530,605	220,129

Commitments and contingencies - Note 6

Stockholders' deficit
Preferred stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017, respectively	-	-
Common stock - no par value, 70,000,000 shares authorized, 24,271,159 and 21,728,659 shares issued, issuable, and outstanding at December 31, 2018 and 2017, respectively	1,785,369	269,769
Additional paid in capital	(149,769)	(149,769)
Accumulated deficit	(2,141,625)	(290,405)
Total stockholders' deficit	(506,025)	(170,405)
Total liabilities and stockholders' deficit	$24,580	$49,724

The accompanying notes are an integral part of these consolidated financial statements.

Index

ALTITUDE INTERNATIONAL, INC.
(f/k/a Titan Computer Services, Inc.)
and Subsidiary
Consolidated Statement of Operations

	For the year ended December 31, 2018	For the period from May 18, 2017 (Date of Inception) to December 31, 2017

Revenue	$78,902	$-

Operating expenses
Direct costs of revenue	46,858	-
Professional fees	70,305	85,040
Corporate expenses	13,779	-
Salary expenses	121,600	-
Stock-based compensation	1,508,100	-
Other general and administrative expenses	119,749	205,365
Total operating expenses	1,880,391	290,405

Loss from operations	(1,801,489)	(290,405)

Other income (expenses)
Interest expense	(49,731)	-
Total other income (expenses)	(49,731)	-

Net loss	$(1,851,220)	$(290,405)

Earnings per share - basic and fully diluted	$(0.08)	$(0.01)

Weighted average number of shares of common stock - basic and fully diluted	22,841,741	25,677,821

The accompanying notes are an integral part of these consolidated financial statements.

Index

ALTITUDE INTERNATIONAL, INC.
(f/k/a Titan Computer Services, Inc.)
and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
For the Period from May 18, 2017 (Date of Inception) to December 31, 2018

	Common Stock		Additional
		No	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Issuance of shares on incorporation	6,102,000	$6,102	$(6,102)	$-	$-
Reorganization for reverse merger	15,026,659	143,667	(143,667)	-	-
Proceeds from sale of common stock	500,000	100,000	-	-	100,000
Issuance of common stock for services	100,000	20,000	-	-	20,000
Net loss for the period ended December 31, 2017	-	-	-	(290,405)	(290,405)

Balance, December 31, 2017	21,728,659	$269,769	$(149,769)	$(290,405)	$(170,405)
Issuance of common stock for services	2,542,500	1,515,600	-		1,515,600
Net loss for the period ended December 31, 2018	-	-	-	(1,851,220)	(1,851,219)

Balance, December 31, 2018	24,271,159	$1,785,369	$(149,769)	$(2,141,625)	$(506,025)

The accompanying notes are an integral part of these consolidated financial statements.

Index

ALTITUDE INTERNATIONAL, INC.
(f/k/a Titan Computer Services, Inc.)
and Subsidiary
Consolidated Statement of Cash Flows

	For the year ended December 31, 2018	For the period from May 18, 2017 (Date of Inception) to December 31, 2017

Cash flows from operating activities:
Net loss	$(1,851,220)	$(290,405)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	3,484	1,742
Amortization expense	612	307
Stock-based compensation	1,508,100	20,000
Change in assets and liabilities:
Prepaid expense	(5,553)	(4,167)
Accounts payable and accrued expenses	7,000	189,198
Accounts payable - related party	-	4,167
Accrued expenses - related party	33,568	-
Accrued interest - related party	49,731	-
Deferred revenue	68,898	-
Net cash used in operating activities	(185,380)	(79,158)

Cash flows used in investing activities:
Purchase of plant and equipment	-	(10,455)
Purchase of trademark	-	(12,284)
Net cash used in investing activities	-	(22,739)

Cash flows from financing activities:
Issuance of common stock, net of transaction cost $12,500	-	100,000
Proceeds from related party loans and advances	153,500	-
Shareholder's Advance	9,447	26,764
Net cash provided by financing activities	162,947	126,764

Net increase(decrease) in cash	(22,433)	24,867

Cash at beginning of period	24,867	-

Cash at end of period	$2,434	$24,867

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Acquisition of office equipment by a shareholder	$-	$10,455
Acquisition of trademark by a shareholder	$-	$12,284

The accompanying notes are an integral part of these consolidated financial statements.

Index

ALTITUDE INTERNATIONAL, INC.

(f/k/a Titan Computer Services, Inc.)

And Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2018

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

The Bylaws were amended to allow for a simple majority vote as permitted by §615 of the New York Business Corporation Law. The amended section shall read, “Any action required or permitted to be taken by the Shareholders thereof may be taken without a meeting if a majority of the Shareholders entitled to vote thereon consent in writing to the adoption of a resolution authorizing the action. ”

Article III Section 2 of the Company’s Bylaws provided that the number of Directors constituting the entire Board “shall not be less than one nor more than three, as may be fixed by resolution of the Board of Director.” The Bylaws were amended to allow for additional directors as proposed herein (up to four) and to allow for additional directors as the Company grows (up to seven). The amended section shall include the number “seven” instead of “three” as the maximum number of directors.

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

On June 27, 2017, after the closing of certain Stock Purchase Agreements, in private sale transaction and the Share Exchange Agreement, a change of control of the Company occurred and the new operational focus of the Company commenced. See Notes 6 and 8.

Index

Altitude will operate through Northern, Central, and South America sales by way of its sole distribution agreement with Woodway Inc. to execute the current business plan of athletic training industry, specifically altitude training. Our objective is to be recognized as one of the upper tier specialty altitude training equipment providers.

Changes in Management and the Board of Directors

On January 25, 2019, Robert Kanuth was appointed as the Company’s new CEO and David Vincent resigned as CEO and was appointed as the Company’s Chief Technology Officer. On October 20, 2017, Greg Whyte was appointed to fill the vacancy as a director of the Company. On January 8, 2018, Joseph Frost was appointed to serve as the Chief Operating Officer and on February 13, 2018 Lesley Visser and Frost were elected to serve on the Board of Directors.

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

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At December 31, 2018, we had $2,434 in cash. Our net losses incurred for the year ended December 31, 2018 were $1,851,220 and working capital deficit was $522,618 at December 31, 2018. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Index

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

Machinery and equipment

3-5 Years

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of December 31, 2018, carrying value of patent was $11,365.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended December 31, 2018.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the year ended December 31, 2018, the Company had not experienced impairment losses on its long-lived assets.

Revenue Recognition

Our sales are generated primarily from contracts with customers for the design, development, manufacture, and installation of simulated altitude athletic equipment. We provide our products under fixed-price contracts. Under fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss.

We account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The products and services in our contracts are typically not distinct from one another due to their complex relationships, customization, and the significant contract management functions required to perform under the contract. Accordingly, our contracts are typically accounted for as one performance obligation.

We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract.

Index

We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. In determining when performance obligations are satisfied, we consider factors such as contract terms, payment terms and whether there is an alternative future use of the product or service. Substantially all of our revenue is recognized over time as we perform under the contract because if our customer were to terminate the contract for reasons other than our non-performance, we would have the right to recover damages which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to us.

For performance obligations recognized over time, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the percentage-of-completion cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer as we incur costs on our contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2018 was $6,000.

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

Index

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2018. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the year ended December 31, 2018.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet. Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss. However, if and when we become profitable, we will receive a reduced benefit from such deferred tax assets. Had this legislation been effective prior to our December 31, 2018, fiscal year-end, the effect of the legislation would have been a reduction in deferred tax assets and the corresponding valuation allowance.

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

Index

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

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. ASU 2016-09 was effective for the Company beginning in its first quarter of 2018. The Company has determined that the adoption of ASU 2016-09 on its consolidated financial statements had no impact.

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

Index

NOTE 3 – FIXED ASSETS

The Company has fixed assets related to office equipment.  The depreciation of the equipment is over a three-year period.  As of December 31, 2018, and 2017, the Company had fixed assets, net of accumulated depreciation, of $5,229 and $8,713, respectively.  The fixed assets are as follows:

	December 31,	December 31,
	2018	2017
Office equipment	$10,455	$10,455
Total fixed assets	10,455	10,455
Less: Accumulated depreciation	5,226	1,742
Fixed assets, net	$5,229	$8,713

Depreciation of the office equipment for the year ended December 31, 2018 was $3,484.

NOTE 4 – INTANGIBLE ASSETS - TRADEMARK

The Company has intangible assets related to a trademark.  The amortization of the intangible asset is over a twenty-year period.  As of December 31, 2018, and 2017, the Company had intangible assets, net of accumulated amortization, of $11,365 and $11,977, respectively.  The intangible assets are as follows:

	December 31,	December 31,
	2018	2017
Trademark	$12,284	$12,284
Total intangible assets	12,284	12,284
Less: Accumulated amortization	919	307
Intangible assets, net	$11,365	$11,977

Amortization expense of the trademark for the year ended December 31, 2018 was $612.

NOTE 5 – NOTES PAYABLE

Notes payable

	December 31, 2018			December 31, 2017
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
David Vincent	$20,000	$3,595	$23,595	$-	$-	$-
David Vincent	40,000	6,707	46,707	-	-	-
Joseph B. Frost	40,000	4,252	44,252	-	-	-
Joseph B. Frost	500	6	506	-	-	-
Joseph B. Frost	10,000	833	10,833	-	-	-
Joseph B. Frost	13,000	1,012	14,012	-	-	-
David Vincent	5,000	48	5,048	-	-	-
David Vincent	15,000	26	15,026	-	-	-
Total	$143,500	$16,479	$159,979	$-	$-	$-

On February 7, 2018, Vincent, the Company’s majority shareholder and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $3,595, and the principal balance was $20,000.  See Note 7.

On March 2, 2018, Vincent, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $6,707, and the principal balance was $40,000.  See Note 7.

Index

On June 21, 2018, Frost formalized various advances to the Company in the amount of $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $4,252, and the principal balance was $40,000.  Before the note was formalized, interest was also charged at the same rate. See Note 7.

On July 30, 2018, Frost, a director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $833, and the principal balance was $10,000.  See Note 7.

On August 10, 2018, Frost, a director, loaned the Company $13,000 in the form of a promissory note. The note bears interest of 20% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $1,012, and the principal balance was $13,000.  See Note 7.

On November 5, 2018, Frost, a director, loaned the Company $500 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $6, and the principal balance was $500.  See Note 7.

On November 8, 2018, Vincent, a director, loaned the Company $5,000 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $48, and the principal balance was $5,000.  See Note 7.

On December 24, 2018, Vincent, a director, loaned the Company $15,000 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $26, and the principal balance was $15,000.  See Note 7.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of March 19 7, 2019, the Company did not have any legal actions pending against it.

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

On January 24, 2019, Altitude and Sporting Edge UK entered into a Revised Licensing Agreement that grants a license to Altitude to use Sporting Edge UK’s proprietary technology related to properly engineered, membrane-based designs for simulated altitude training equipment. The annual license fee under the revised agreement is $1.00 per year. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers. Altitude has the licensing rights to use all technology to manufacture the products and to sell them (directly or through distributors) in the following territories:

●	The Continent of North America, Central America, The Continent of South America.

●	Other territories as may be agreed from time to time, on a temporary or permanent basis.

All amounts due under the 2017 license agreement were waived, as were all royalty fees.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2018, and 2017, the balance due to our former CEO, David Vincent, was recorded under stockholder’s advance of $36,211 and $26,764, respectively, which is a verbal agreement, non-interest bearing, unsecured and payable on demand. These advances included $10,455 of acquisition of office equipment and $12,284 of acquisition of trademark which were disclosed at supplemental disclosure of non-cash flow investing activities of the statement of cash flow.  On February 9, 2018, the Board of Directors changed the arrangement whereas the advance would begin accruing interest at the rate of 20%. The Company has accrued expenses to David Vincent, as of December 31, 2018 and 2017 of $57,948 and $57,948, respectively.

Index

Altitude has an oral agreement with its Chairman of the Board and current CEO, Robert Kanuth, in which it will provide for reimbursement of private airline travel expenses incurred on behalf of the Company, for his use of an aircraft in which he has an interest in. These travel expenses totaled $123,750 for the period ended December 31, 2017 and is included in accrued expenses to related parties at December 31, 2018.  In January 2018, the Board of Directors issued a one-time bonus to Mr. Kanuth, in the amount of $7,525, to compensate for the significant payable and what would have been interest.  Additionally, the open balance will accrue interest at the rate of 20% per annum and, as of December 31, 2018, the accrued interest was $24,750.  The remuneration package for the Chairman is currently under negotiation as are the terms and validity of a purported agreement between the Chairman and the Company’s CEO regarding shares to be transferred from the CEO to the Chairman upon sales milestones being reached.  The Company and its subsidiaries were not parties to the purported agreement, and their property is not the subject of the purported agreement.

On January 2, 2018, the Company issued 1,000,000 shares of common stock to Frost, the Company’s Chief Operating Officer, under his employment agreement.  The common stock of the Company is thinly traded and had a value of $1.35 per share, therefore the Company recorded the transaction at $1,350,000.  See Note 8.

On February 7, 2018, Vincent, the Company’s majority shareholder and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $3,595, and the principal balance was $20,000.  See Note 5.

On March 2, 2018, Vincent, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $6,707, and the principal balance was $40,000.  See Note 5.

On June 21, 2018, Frost formalized various advances to the Company in the amount of $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $4,252, and the principal balance was $40,000.  Before the note was formalized, interest was also charged at the same rate. See Note 5.

On July 30, 2018, Frost, a director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $833, and the principal balance was $10,000.  See Note 5.

On August 10, 2018, Frost, a director, loaned the Company $13,000 in the form of a promissory note. The note bears interest of 20% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $1,012, and the principal balance was $13,000.  See Note 5.

On November 5, 2018, Vincent, a director, loaned the Company $500 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $6, and the principal balance was $500.  See Note 5.

On November 8, 2018, Vincent, a director, loaned the Company $5,000 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $48, and the principal balance was $5,000.  See Note 5.

On December 24, 2018, Frost, a director, loaned the Company $15,000 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of December 31, 2018, the accrued interest was $26, and the principal balance was $15,000.  See Note 5.

On December 31, 2018, the Company issued Kanuth, a Director, 1,000,000 shares of common stock for prior services rendered. The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $70,000.  See Note 7.

On December 31, 2018, the Company issued Greg Whyte, a Director, 40,000 shares of common stock for prior services rendered. The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $2,800.  See Note 7.

Index

On December 31, 2018, the Company issued Lesley Visser, a Director, 250,000 shares of common stock for prior services rendered. The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $17,500.  See Note 7.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value.  Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

As of December 31, 2018, and 2017, the Company has no preferred stock issued and outstanding.

Common Stock

Altitude was incorporated on May 18, 2017 under the laws of the state of Wisconsin with 100,000,000 authorized common stock with $0.001 par value. The shareholders have one vote per share of common stock.

After the closing of certain Stock Purchase Agreements, in private sale transaction and the Share Exchange Agreement, the Company’s common stock had no par value and is registered in New York.

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

Prior to the Share Exchange Agreement, there were 22,828,659 shares of common stock of the Company issued and outstanding, 14,700,000 of which were cancelled on June 27, 2017. As consideration for the Share Exchange Agreement, the shareholders of Altitude received a total of 6,102,000 restricted shares of the Company, proportionate to their shareholdings in Altitude.

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

Index

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

On October 1, 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for October 2018.  The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $875.

On November 1, 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for November 2018.  The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $875.

On December 1, 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for December 2018.  The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $875.

On December 31, 2018, the Company issued Kanuth, a Director, 1,000,000 shares of common stock for prior services rendered. The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $70,000.  See Note 7.

On December 31, 2018, the Company issued Lesley Visser, a Director, 250,000 shares of common stock for prior services rendered. The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $17,500.  See Note 7.

On December 31, 2018, the Company issued Greg Whyte, a Director, 40,000 shares of common stock for prior services rendered. The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $2,800. See Note 7.

On December 31, 2018, the Company issued Harvey Galvin 15,000 shares of common stock for prior services rendered. The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $1,050.

On December 31, 2018, the Company issued Michael Horvath 25,000 shares of common stock for prior services rendered. The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $1,750.

Index

On December 31, 2018, the Company issued Chris Visser 25,000 shares of common stock for prior services rendered. The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $1,750.

As of December 31, 2018, and 2017, the Company has 24,271,159 and 21,728,659 shares of no par common stock issued, issuable, and outstanding.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

NOTE 9 – INCOME TAXES

As of December 31, 2018, and 2017, the Company has net operating loss carry forwards of $633,524 and $290,405. The carry forward expires through the year 2038. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2018 and 2017), as follows:

	December 31,	December 31,
	2018	2017
Tax expense (benefit) at the statutory rate	$(72,055)	$(60,985)
State income taxes, net of federal income tax benefit	(17,156)
Change in valuation allowance	89,211	60,985
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2018 and 2017 remains to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017, are as follows:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$89,211	$60,985
Timing differences	-	-
Total gross deferred tax assets	89,211	60,985
Less: Deferred tax asset valuation allowance	(89,211)	(60,985)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2018 and 2017 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $89,211 and $60,985 as of December 31, 2018 and 2017, respectively.

Index

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

NOTE 10 – DEFERRED REVENUE

The Company received a retainer of $92,735 in August 2018 and $55,425 in regards to a contract with one party for a contracted revenue of $184,750. Management has determined that as of December 31, 2018, approximately forty-three percent (43%) of the contract had been realized therefore the Company recorded revenue of $78,902, leaving a deferred revenue of $68,898.

NOTE 11 – SUBSEQUENT EVENTS

On January 1, 2019, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for January 2019.  The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $875.

On January 25, 2019, the Company issued 250,000 options to Vincent. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077.

On January 25, 2019, the Company issued 250,000 options to Frost. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077.

On January 25, 2019, Vincent and Kanuth converted debt of $156,918 and $157,197, respectively, into 2,241,686 and 2,245,672 shares of common stock of the Company, respectively.

On February 1, 2019, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for February 2019.  The common stock of the Company is thinly traded and had a value of $0.15 per share, therefore the Company recorded the transaction at $1,875.

Index

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On January 24, 2019, the officers of the Company approved the dismissal of ZBS Group LLP (“ZBS”) as the Company’s independent registered public accounting firm, effective January 24, 2019.

On January 24, 2019, the Company approved the engagement of BF Borgers CPA, PC (“BF Borgers”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2018 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Index

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

ITEM 9B. Other Information

None.

Index

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our board members and executive officers as of March 19, 2019:

Name	Age	Position
David Vincent	68	CTO
Robert Kanuth	71	CEO and Chairman
Joseph B. Frost	62	COO, Director
Lesley Visser	65	Director
Gregory Whyte	51	Director

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert Kanuth, Chairman and Chief Executive Officer

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

David Peter Vincent, Director and Chief Technology Officer

David Vincent, a Chartered Engineer, is the pioneer of high-performance membrane technology for both altitude training and fire protection markets.  For the past thirteen years, David has been the Managing Director at Sporting Edge UK with previous senior management positions at In BT, Andrew Corporation, Scientific Atlanta Inc, and Amstrad plc.  He was educated to BSc level in Electrical and Electronic Engineering in Plymouth, England, and at 25 became one of the youngest Chartered Engineers in the country.  He has since served on Technical Committees at the British Standards Institute and has registered several patents that improve the performance of simulated altitude systems.

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

Director Compensation

During the period ended December 31, 2018, we had no independent directors.

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

Directors’ and Officers’ Liability Insurance

The Company maintains directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

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

Current Management

Robert Kanuth was appointed as the Chief Executive Officer of the Company on January 25, 2019. David Vincent was appointed the Chief Technology Officer on January 25, 2019. Joseph B. Frost was appointed as the Chief Operating Officer effective as of January 8, 2018. The biographies of all executives are contained herein.

ITEM 11. Executive Compensation

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by our officers.

						All
	Fiscal	Salary		Stock	Option	Other
Name and Principal Position	Year	Paid	Bonus	Awards	Awards	Compensation	Total
		($)	($)	($)	($)	($)	($)
David Vincent, CEO (a)	2018	0	0	0	0	0	0
	2017	0	0	0	0	0	0

Joseph B. Frost, COO (b)	2018	125,000	0	1,350,000	0	0	1,475,000
	2017	0	0	0	0	0	0

Robert Kanuth, CEO (c)	2018	0	0	70,000	0	0	70,000

(a)	Appointed as CEO June 2017 and resigned January 2019. Appointed as CTO January 2019.
(b)	Appointed as COO January 2018.
(c)	Appointed as CEO January 2019.

Index

We have no pension, health, annuity, bonus, insurance, profit sharing or similar benefit plans. As of March 19, 2018, we have a stock option plan.

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

Outstanding Equity Awards

There were no equity awards made to any named executive officer that were outstanding at December 31, 2018.

Director Compensation

On January 25, 2019, Mr. Kanuth, Ms. Visser and Mr. Whyte received shares of common stock for their service as directors of the Company.

Change-in-Control Agreements

Following the issuance of shares as set forth in Item 5 as described herein, and after the closing of a certain Settlement Agreement and Release of Claims entered into by and between Kanuth and Vincent, and the transfer of 4,350,000 restricted shares of common stock from Vincent to Kanuth, a change of control of the Company occurred and Mr. Vincent no longer owns more than 50% of the common shares of the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table lists, as of March 19, 2019 the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership’ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 28,758,517 shares of our common stock issued and outstanding as of March 19, 2019. We do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Altitude International, Inc., 515 E. Olas Blvd., Suite 120, Fort Lauderdale, FL 33301.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
David Vincent	Common Stock	9,241,686	32.135%
Amy Freedman	Common Stock	2,900,000	10.084%
Lesley Visser (3)	Common Stock	275,000	0.956%
Joseph B. Frost	Common Stock	1,000,000	3.477%
Robert Kanuth (3)	Common Stock	7,645,672	26.586%
Greg Whyte	Common Stock	65,000	0.226%

Index

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

2.

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

3.

Ms. Visser and Mr. Kanuth are married. Therefore, their shareholdings are aggregated and each is determined to own 7,895,672 shares of common stock in the Company, or 27.46% of the class of common stock.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged BF Borgers CPA, PC (“BF Borgers”) as our independent registered public accounting firm on January 24, 2019. The audit fees for December 31, 2018 were approximately $15,000. The Company engaged ZBS Group LLP (“ZBS”) as our independent registered public accounting firm since December 24, 2014 through January 24, 2019.  During the period ended December 31, 2017, ZBS billed us audit fees of approximately $8,000.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by BF Borgers and ZBS that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

BF Borgers and ZBS did not charge us any tax fees for the year ended December 31, 2018 and 2017, respectively.

All Other Fees

BF Borgers has not billed any other fees since their engagement on January 24, 2019. ZBS has not billed any other fees since their engagement on December 24, 2014 through January 24, 2019.

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

By:  /s/ Robert Kanuth

Robert Kanuth

Principal Executive Officer and Principal Financial and Accounting Officer

Dated: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Kanuth	Chairman	March 29, 2019
Robert Kanuth

/s/ David Vincent	Director	March 29, 2019
David Vincent

/s/ Lesley Visser	Director	March 29, 2019
Lesley Visser

/s/ Joseph B. Frost	Director	March 29, 2019
Joseph B. Frost

/s/ Greg Whyte	Director	March 29, 2019
Greg Whyte