Form 10-Q
period 2019-03-31
ALTITUDE INTERNATIONAL, INC
filed 2019-05-15
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Securities registered to Section 12(b) of the Act: None.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,796,017 shares issued, issuable, and outstanding as of May 15, 2019.

PART I. FINANCIAL INFORMATION

ITEM  1 - CONDENSED FINANCIAL STATEMENTS

ALTITUDE INTERNATIONAL, INC.

(UNAUDITED)

Contents

Page
Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	4
Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 (unaudited) Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)	5 6
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8-20

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash	$39,640	$2,434
Prepaid expense	18,436	5,552
Total current assets	58,076	7,986

Fixed assets, net	4,358	5,229
Intangible assets, net	11,212	11,365
Total assets	$73,646	$24,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$136,314	$143,500
Accounts payable and accrued expenses	14,909	7,000
Accounts payable and accrued expenses - related party	97,437	274,996
Stockholders' advance	36,211	36,211
Deferred revenue	23,712	68,898
Total current liabilities	308,583	530,605
Total liabilities	308,583	530,605

Commitments and contingencies - Note 6

Stockholders' deficit
Preferred stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Common stock - no par value, 70,000,000 shares authorized, 28,796,017 and 24,271,159 shares issued, issuable, and outstanding at March 31, 2019 and December 31, 2018, respectively	2,103,483	1,785,369
Additional paid in capital	(146,910)	(149,769)
Accumulated deficit	(2,191,510)	(2,141,625)
Total stockholders' deficit	(234,937)	(506,025)
Total liabilities and stockholders' deficit	$73,646	$24,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Statement of Operations

For the three months ended March 31

(unaudited)

	2019	2018

Revenue	$114,498	$-

Operating expenses
Direct costs of revenue	46,470	-
Professional fees	10,330	12,900
Corporate expenses	-	13,559
Salary expenses	28,580	31,250
Stock-based compensation	6,859	1,448,125
Other general and administrative expenses	64,329	39,748
Total operating expenses	156,568	1,545,582

Loss from operations	(42,070)	(1,545,582)

Other income (expenses)
Interest expense	(7,815)	(16,026)
Total other income (expenses)	(7,815)	(16,026)

Net loss	$(49,885)	$(1,561,608)

Earnings per share - basic and fully diluted	$(0.00)	$(0.07)

Weighted average number of shares of common stock - basic and fully diluted	22,841,741	22,768,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders' Equity

For the Period from May 18, 2017 (Date of Inception) to March 31, 2019

(unaudited)

	Common Stock		Additional
		No	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2017	21,728,659	$269,769	$(149,769)	$(290,405)	$(170,405)
Issuance of common stock for services	1,075,000	1,448,125	-	-	1,448,125
Net loss for the three months ended March 31, 2018	-	-	-	(1,561,608)	(1,561,608)

Balance, March 31, 2018	22,803,659	$1,717,894	$(149,769)	$(1,852,013)	$(283,888)

Balance, December 31, 2018	24,271,159	$1,785,369	$(149,769)	$(2,141,625)	$(619,508)
Issuance of common stock for services	37,500	4,000	2,859	-	6,859
Conversion of debt to common stock	4,487,358	314,114	-	-	314,114
Net loss for the three months ended March 31, 2019	-	-	-	(49,885)	(49,885)

Balance, March 31, 2019	28,796,017	$2,103,483	$(146,910)	$(2,191,510)	$(348,420)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Statement of Cash Flows

For the three months ended March 31,

(unaudited)

	2019	2018

Cash flows from operating activities:
Net loss	$(49,885)	$(1,561,608)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	871	871
Amortization expense	153	153
Stock-based compensation	6,859	1,448,125
Change in assets and liabilities:
Prepaid expense	(12,884)	-
Accounts payable and accrued expenses	7,909	30,233
Accounts payable and accrued expenses - related party	51,554	16,026
Deferred revenue	(45,186)	-
Net cash used in operating activities	(40,608)	(66,200)

Cash flows from financing activities:
Proceeds from related party loans and advances	77,814	60,000
Shareholder's Advance	0	-
Net cash provided by financing activities	77,814	60,000

Net increase in cash	37,206	(6,200)

Cash at beginning of period	2,434	24,867

Cash at end of period	$39,640	$18,667

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of related party debt to common stock	$314,114	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

And Subsidiary

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

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

Changes in Management and the Board of Directors

On January 25, 2019, Robert Kanuth (“Kanuth”) was appointed as the Company’s new CEO and David Vincent resigned as CEO and was appointed as the Company’s Chief Technology Officer. On October 20, 2017, Greg Whyte was appointed to fill the vacancy as a director of the Company. On January 8, 2018, Joseph Frost was appointed to serve as the Chief Operating Officer and on February 13, 2018 Lesley Visser and Frost were elected to serve on the Board of Directors.

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

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019. These financial statements should be read in conjunction with that report.

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At March 31, 2019, we had $39,640 in cash. Our net losses incurred for the three months ended March 31, 2019 were $49,885 and working capital deficit was $250,507 at March 31, 2019. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Machinery and equipment

3-5 Years

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of March 31, 2019, carrying value of patent was $11,212.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended March 31, 2019.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the three months ended March 31, 2019, the Company had not experienced impairment losses on its long-lived assets.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2019 were $13,875.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2018. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2019.

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

Effect of Recent Accounting Pronouncements

Going Concern

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, FASB issued guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance was effective for the Company on March 31, 2019. We have implemented this new accounting standard and we will update our liquidity disclosures as necessary.

Recent Accounting Pronouncements

Recently-Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – FIXED ASSETS

The Company has fixed assets related to office equipment.  The depreciation of the equipment is over a three-year period.  As of March 31, 2019, and December 31, 2018, the Company had fixed assets, net of accumulated depreciation, of $4,358 and $5,229, respectively.  The fixed assets are as follows:

	March 31,	December 31,
	2019	2018
Office equipment	$10,455	$10,455
Total fixed assets	10,455	10,455
Less: Accumulated depreciation	6,097	5,226
Fixed assets, net	$4,358	$5,229

Depreciation of the office equipment for the three months ended March 31, 2019 and 2018 were $871 and $871, respectively.

NOTE 4 – INTANGIBLE ASSETS - TRADEMARK

The Company has intangible assets related to a trademark.  The amortization of the intangible asset is over a twenty-year period.  As of March 31, 2019, and December 31, 2018, the Company had intangible assets, net of accumulated amortization, of $11,212 and $11,365, respectively.  The intangible assets are as follows:

	March 31,	December 31,
	2019	2018
Trademark	$12,284	$12,284
Total intangible assets	12,284	12,284
Less: Accumulated amortization	1,072	919
Intangible assets, net	$11,212	$11,365

Amortization expense of the trademark for the three months ended March 31, 2019 and 2018 were $153 and $153, respectively.

NOTE 5 – NOTES PAYABLE

Note payable
	March 31, 2019			December 31, 2018
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
David Vincent	$-	$-	$-	$20,000	$3,595	$23,595
David Vincent	-	-	-	40,000	6,707	46,707
Joseph B. Frost	40,000	8,680	48,680	40,000	4,252	44,252
Joseph B. Frost	500	16	516	500	6	506
Joseph B. Frost	10,000	1,326	11,326	10,000	833	10,833
Joseph B. Frost	13,000	1,653	14,653	13,000	1,012	14,012
David Vincent	-	-	-	5,000	48	5,048
David Vincent	-	-	-	15,000	26	15,026
Robert Kanuth	13,736	247	13,983	-	-	-
Robert Kanuth	8,156	132	8,288	-	-	-
Robert Kanuth	11,000	162	11,162	-	-	-
Robert Kanuth	13,197	162	13,359	-	-	-
Robert Kanuth	10,000	68	10,068	-	-	-
Robert Kanuth	3,033	17	3,050	-	-	-
Robert Kanuth	13,692	21	13,713	-	-	-
Total	$136,314	$12,484	$148,798	$143,500	$16,479	$159,979

On February 7, 2018, Vincent, the Company’s majority shareholder and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  On January 10, 2019, this note and accrued interest was converted into common stock.

On March 2, 2018, Frost, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of March 31, 2019, this note is in default and the accrued interest was $8,680, and the principal balance was $40,000.

On June 21, 2018, Vincent formalized various advances to the Company in the amount of $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  On January 10, 2019, this note and accrued interest was converted into common stock.

On July 30, 2018, Frost, a director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of March 31, 2019, the accrued interest was $1,326, and the principal balance was $10,000.

On August 10, 2018, Frost, a director, loaned the Company $13,000 in the form of a promissory note. The note bears interest of 20% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of March 31, 2019, this note is in default and the accrued interest was $1,653, and the principal balance was $13,000.

On November 5, 2018, Frost, a director, loaned the Company $500 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of March 31, 2019, the accrued interest was $16, and the principal balance was $500.

On November 8, 2018, Vincent, a director, loaned the Company $5,000 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  On January 10, 2019, this note and accrued interest was converted into common stock.

On December 24, 2018, Vincent, a director, loaned the Company $15,000 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  On January 10, 2019, this note and accrued interest was converted into common stock.

On January 9, 2019, Kanuth, an officer and director, loaned the Company $13,736 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2019, the principal was $13,736 and the accrued interest was $247.

On January 17, 2019, Kanuth, an officer and director, loaned the Company $8,156 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2019, the principal was $8,156 and the accrued interest was $132.

On January 24, 2019, Kanuth, an officer and director, loaned the Company $11,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2019, the principal was $11,000 and the accrued interest was $162.

On February 4, 2019, Kanuth, an officer and director, loaned the Company $13,197 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2019, the principal was $13,197 and the accrued interest was $162.

On March 1, 2019, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2019, the principal was $10,000 and the accrued interest was $68.

On March 6, 2019, Kanuth, an officer and director, loaned the Company $3,033 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2019, the principal was $3,033 and the accrued interest was $17.

On March 25, 2019, Kanuth, an officer and director, loaned the Company $13,692 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2019, the principal was $13,692 and the accrued interest was $21.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of May __, 2019, the Company did not have any legal actions pending against it.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2018, and March 31, 2019, the balance due to our former CEO, David Vincent, was recorded under stockholder’s advance of $36,211 and $36,211, respectively, which is a verbal agreement, non-interest bearing, unsecured and payable on demand. On February 9, 2018, the Board of Directors changed the arrangement whereas the advance would begin accruing interest at the rate of 20%. The Company had accrued expenses to David Vincent, as of December 31, 2018 of $57,948 which were converted into common stock on January 10, 2019.

Altitude has an oral agreement with its Chairman of the Board and current CEO, Robert Kanuth, in which it will provide for reimbursement of private airline travel expenses incurred on behalf of the Company, for his use of an aircraft in which he has an interest in. These travel expenses totaled $123,750 for the period ended December 31, 2017 and is included in accrued expenses to related parties at December 31, 2018.  In January 2018, the Board of Directors issued a one-time bonus to Mr. Kanuth, in the amount of $7,525, to compensate for the significant payable and what would have been interest.  Additionally, the open balance accrued interest at the rate of 20% per annum and, as of December 31, 2018, the accrued interest was $24,750.  The past travel expenses, the bonus, and the accrued interest, totaling $157,197, were collectively converted into common stock as of January 10, 2019 (see Note 8). The remuneration package for the Chairman is currently under negotiation as are the terms and validity of a purported agreement between the Chairman and the Company’s CEO regarding shares to be transferred from the CEO to the Chairman upon sales milestones being reached.  The Company and its subsidiaries were not parties to the purported agreement, and their property is not the subject of the purported agreement.

On January 2, 2018, the Company issued 1,000,000 shares of common stock to Frost, the Company’s Chief Operating Officer, under his employment agreement.  The common stock of the Company is thinly traded and had a value of $1.35 per share, therefore the Company recorded the transaction at $1,350,000.  See Note 8.

On February 4, 2019, Kanuth, an officer and director, loaned the Company $5,000. The loan is non-interest bearing and is payable on demand.

On December 31, 2018, the Company issued Kanuth, a Director, 1,000,000 shares of common stock for prior services rendered. The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $70,000.  See Note 8.

On December 31, 2018, the Company issued Greg Whyte, a director, 40,000 shares of common stock for prior services rendered. The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $2,800.  See Note 8.

On December 31, 2018, the Company issued Lesley Visser, a director, 250,000 shares of common stock for prior services rendered. The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $17,500.  See Note 8.

Effective as of January 10, 2019, Vincent, a director, converted $156,918 of promissory notes, accounts payable and accrued interest into 2,241,686 shares of common stock. See Notes 5 and 8.

Effective as of January 10, 2019, Kanuth, an officer and director, converted $157,197 of promissory notes, accounts payable and accrued interest into 2,245,672 shares of common stock. See Notes 5 and 8.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value.  Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

As of March 31, 2019, and December 31, 2018, the Company has no preferred stock issued and outstanding.

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

During 2018, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock per month for legal work.  The common stock of the Company is thinly traded and had values of $0.07 to $1.35 per share, therefore the Company recorded $113,875 of expense related to these transactions.

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

Effective as of January 10, 2019, Vincent, a director, converted $156,918 of promissory notes, accounts payable and accrued interest into 2,241,686 shares of common stock. See Notes 5 and 8.

Effective as of January 10, 2019, Kanuth, an officer and director, converted $157,197 of promissory notes, accounts payable and accrued interest into 2,245,672 shares of common stock. See Notes 5 and 8.

On February 1, 2019, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for February 2019.  The common stock of the Company is thinly traded and had a value of $0.15 per share, therefore the Company recorded the transaction at $1,875.

On March 1, 2019, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for March 2019.  The common stock of the Company is thinly traded and had a value of $0.092 per share, therefore the Company recorded the transaction at $1,150.

As of March 31, 2019, and December 31, 2018, the Company has 28,796,017 and 24,271,159 shares of no par common stock issued, issuable, and outstanding.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

On January 25, 2019, the Company issued 250,000 options to Vincent. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of March 31, 2019, $1,429 was amortized.

On January 25, 2019, the Company issued 250,000 options to Frost. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of March 31, 2019, $1,429 was amortized.

NOTE 9 – INCOME TAXES

As of March 31, 2019, and December 31, 2018, the Company has net operating loss carry forwards of $679,220 and $633,524. The carry forward expires through the year 2039. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2019 and 2018), as follows:

	March 31,	December 31,
	2019	2018
Tax expense (benefit) at the statutory rate	$(9,596)	$(72,055)
State income taxes, net of federal income tax benefit	(2,285)	(17,156)
Change in valuation allowance	11,881	89,211
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2019 and 2018 remains to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at March 31, 2019 and December 31, 2018, are as follows:

	March 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$101,092	$89,211
Timing differences	-	-
Total gross deferred tax assets	101,092	89,211
Less: Deferred tax asset valuation allowance	(101,092)	(89,211)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2019 and 2018 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $101,092 and $89,211 as of December 31, 2018 and 2017, respectively.

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

NOTE 10 – DEFERRED REVENUE

The Company received a retainer of $29,602 in March 2019 and $7,125 for prepaid taxes in regard to a contract with one party for a contracted revenue of $118,409. Management has determined that as of March 31, 2019, approximately five percent (5%) of the contract had been realized therefore the Company recorded revenue of $5,920, leaving a deferred revenue of $23,681.

NOTE 1 1 – SUBSEQUENT EVENTS

On April 1, 2019, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for April 2019.  The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $875.

On May 1, 2019, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for May 2019.  The common stock of the Company is thinly traded and had a value of $0.061 per share, therefore the Company recorded the transaction at $763.

ITEM 2 - MA NAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenue

The Company had revenue of $114,498 for the three months ended March 31, 2019 compared to $0 for the comparable period in 2018. The Company recorded its first sale in the latter part of 2018.

Operating Expenses

The Company had operating expenses of $156,568 for the three months ended March 31, 2019 compared to $1,545,582 for the three months ended March 31, 2018. The decrease was primarily due to less stock-based compensation in 2019 compared to 2018 ($6,859 and $1,448,125, respectively).

Net Loss

The Company had a net loss of $49,885 for the three months ended March 31, 2019 compared to $1,561,608 for the three months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, the Company had cash and cash equivalents of $39,640.  We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $320,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

We used cash in operations of $40,608 for the three months ended March 31, 2019.  The negative cash flow from operating activities for the three months ended March 31, 2019 is attributable to the Company’s net loss from operations of $49,885.

We used cash in investing or financing activities of $0 for the three months ended March 31, 2019.

We had cash provided by financing activities of $77,814 for the three months ended March 31, 2019, consisting of loans from Kanuth.

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
●

To remediate our internal control weaknesses, management intends to implement the following measures: as funding permits, the Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements; the Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting; and upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending March 31, 2019, the Company did not issue any unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On March 23, 2019, the Company entered into a Proposal for Services (the “Agreement”) with Miami Dolphins Ltd. through which the Company agreed to manufacture, install and commission an Altitude International Altitude Chamber (the “Chamber”) at the Miami Dolphins Strength and Conditioning Facility in Davie, FL.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.1	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.2	Articles of Incorporation of Altitude International (incorporated by reference to the form 8-K filed by the Company on July 3, 2017).
3.2	Amended Articles of Incorporation filed on June 4, 2018
10.1	Share Exchange Agreement (incorporated by reference to exhibit 3.2 to the form 8-K filed by the Company on July 3, 2017).
10.2	Licensing Agreement (incorporated by reference to exhibit 10.1 to the form 8-K filed by the Company on July 3, 2017).
10.3	Sole Distribution Agreement (incorporated by reference to exhibit 10.2 to the form 8-K filed by the Company on July 3, 2017).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Robert Kanuth	Principal Executive Officer and Principal Financial and Accounting Officer	May 15, 2019
Robert Kanuth