Form 10-Q/A
period 2019-03-31
ALTITUDE INTERNATIONAL, INC
filed 2019-05-17
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

Securities registered to Section 12(b) of the Act: None.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,796,017 shares issued, issuable, and outstanding as of May 16 , 2019.

Explanatory note: the Company is amending this 10-Q to add the unregistered sales of equity securities that were previously disclosed in an 8-K and occurred within this period and to provide an update on litigation matters.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

A past dispute between two directors of the company was resolved with a settlement agreement.

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

On January 25, 2019, the Company issued 2,245,672 restricted shares of common stock to Robert Kanuth (“Kanuth”) upon the conversion of $157,197 in existing debt owed to Kanuth that has been accrued by the Company. . The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On January 25, 2019, the Company issued shares of common stock to its directors, officer, and certain consultants for their service to the Company. Kanuth was issued 1,000,000 restricted shares of common stock, Lesley Visser was issued 250,000 restricted shares of common stock, Greg Whyte was issued 40,000 restricted shares of common stock, Harvey Galvin was issued 15,000 restricted shares of common stock, Mike Horvath was issued 25,000 restricted shares of common stock, Chris Visser was issued 25,000 restricted shares of common stock and its legal counsel was issued 137,500 restricted shares of common stock. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

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

Item 6. Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.1	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.2	Articles of Incorporation of Altitude International (incorporated by reference to the form 8-K filed by the Company on July 3, 2017).
3.2	Amended Articles of Incorporation filed on June 4, 2018
10.1	Share Exchange Agreement (incorporated by reference to exhibit 3.2 to the form 8-K filed by the Company on July 3, 2017).
10.2	Licensing Agreement (incorporated by reference to exhibit 10.1 to the form 8-K filed by the Company on July 3, 2017).
10.3	Sole Distribution Agreement (incorporated by reference to exhibit 10.2 to the form 8-K filed by the Company on July 3, 2017).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document *
101 SCH	XBRL Taxonomy Extension Schema Document *
101 CAL	XBRL Taxonomy Calculation Linkbase Document *
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101 LAB	XBRL Taxonomy Labels Linkbase Document *
101 PRE	XBRL Taxonomy Presentation Linkbase Document *

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Robert Kanuth	Principal Executive Officer and Principal Financial and Accounting Officer	May 17, 2019
Robert Kanuth