Form 10-Q
period 2019-06-30
ALTITUDE INTERNATIONAL, INC
filed 2019-08-14
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES   ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,796,017 shares issued, issuable, and outstanding as of August 11, 2019.

PART I. FINANCIAL INFORMATION

ITEM  1 - CONDENSED FINANCIAL STATEMENTS

ALTITUDE INTERNATIONAL, INC.

(UNAUDITED)

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash	$10,242	$2,434
Accounts receivable	50,879	-
Prepaid expense	9,000	5,552
Total current assets	70,121	7,986

Fixed assets, net	3,487	5,229
Intangible assets, net	11,059	11,365
Total assets	$84,667	$24,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$154,372	$143,500
Accounts payable and accrued expenses	41,669	7,000
Accounts payable and accrued expenses - related party	118,522	274,996
Stockholders' advance	36,211	36,211
Deferred revenue	-	68,898
Total current liabilities	350,774	530,605
Total liabilities	350,774	530,605

Commitments and contingencies - Note 6

Stockholders' deficit
Preferred stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Common stock - no par value, 70,000,000 shares authorized, 28,833,517 and 24,271,159 shares issued, issuable, and outstanding at June 30, 2019 and December 31, 2018, respectively	2,106,021	1,785,369
Additional paid in capital	(142,969)	(149,769)
Accumulated deficit	(2,229,159)	(2,141,625)
Total stockholders' deficit	(266,107)	(506,025)
Total liabilities and stockholders' deficit	$84,667	$24,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Statement of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$104,194	$-	$218,692	$-

Operating expenses
Direct costs of revenue	57,418	-	103,888	-
Professional fees	30,582	28,775	40,912	41,675
Salary expenses	27,520	31,250	56,100	62,500
Stock-based compensation	6,480	8,625	13,338	1,456,750
Other general and administrative expenses	11,932	14,092	76,262	67,399
Total operating expenses	133,932	82,742	290,500	1,628,324

Loss from operations	(29,738)	(82,742)	(71,808)	(1,628,324)

Other income (expenses)
Interest expense	(7,911)	(13,417)	(15,726)	(29,443)
Total other income (expenses)	(7,911)	(13,417)	(15,726)	(29,443)

Net loss	$(37,649)	$(96,159)	$(87,534)	$(1,657,767)

Earnings per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.07)

Weighted average number of shares of common stock - basic and fully diluted	28,820,605	22,828,247	28,182,155	22,798,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders' Equity

For the Period from May 18, 2017 (Date of Inception) to June 30, 2019

(unaudited)

	Common Stock		Additional
		No	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2017	21,728,659	$269,769	$(149,769)	$(290,405)	$(170,405)
Issuance of common stock for services	1,075,000	1,448,125	-	-	1,448,125
Net loss for the three months ended March 31, 2018	-	-	-	(1,561,608)	(1,561,608)
Balance, March 31, 2018	22,803,659	$1,717,894	$(149,769)	$(1,852,013)	$(283,888)
Issuance of common stock for services	37,500	8,625	-	$-	8,625
Net loss for the three months ended June 30, 2018	-	-	-	(96,159)	(96,159)
Balance, June 30, 2018	22,841,159	$1,726,519	$(149,769)	$(1,948,172)	$(371,422)

Balance, December 31, 2018	24,271,159	$1,785,369	$(149,769)	$(2,141,625)	$(506,025)
Issuance of common stock for services	37,500	4,000	2,859	-	6,859
Conversion of debt to common stock	4,487,358	314,114	-	-	314,114
Net loss for the three months ended March 31, 2019	-	-	-	(49,885)	(49,885)
Balance, March 31, 2019	28,796,017	2,103,483	(146,910)	(2,191,510)	(234,937)
Issuance of common stock for services	37,500	2,538	(2,859)	-	(321)
Amortize stock options	-	-	6,800	-	6,800
Net loss for the three months ended June 30, 2019	-	-	-	(37,649)	(37,649)

Balance, June 30, 2019	28,833,517	$2,106,021	$(142,969)	$(2,229,159)	$(266,107)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Statement of Cash Flows

For the six months ended June 30,

(unaudited)

	2019	2018

Cash flows from operating activities:
Net loss	$(87,534)	$(1,657,767)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,742	1,742
Amortization expense	306	306
Stock-based compensation	13,338	1,456,750
Change in assets and liabilities:
Accounts receivable	(50,879)	-
Prepaid expense	(3,448)	-
Accounts payable and accrued expenses	34,669	6,260
Accounts payable and accrued expenses - related party	157,640	82,874
Deferred revenue	(143,898)	-
Net cash used in operating activities	(78,064)	(109,835)

Cash flows from financing activities:
Proceeds from related party loans and advances	85,872	100,000
Shareholder's Advance	-	-
Net cash provided by financing activities	85,872	100,000

Net increase in cash	7,808	(9,835)

Cash at beginning of period	2,434	24,867

Cash at end of period	$10,242	$15,032

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of related party debt to common stock	$314,114	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

And Subsidiary

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

Company Background

Altitude International, Inc. (the “Company,” “we,” “us,” “our,” or “Altitude-NY”), was incorporated in the State of New York on July 13, 1994 as “Titan Computer Services, Inc.”

On June 27, 2017, the Company successfully closed a Share Exchange transaction (“Share Exchange”) with the shareholders of Altitude International, Inc. (“Altitude”), a Wisconsin corporation. Altitude was incorporated on May 18, 2017 under the laws of the state of Wisconsin and has been operating as a wholly owned subsidiary of Altitude-NY since the Share Exchange. Altitude operates through Northern, Central, and South America sales by way of its sole distribution agreement with Woodway Inc. to execute the current business plan of athletic training industry, specifically altitude training. Our objective is to be recognized as one of the upper tier specialty altitude training equipment providers in the Americas.

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

Recapitalization of Altitude

On June 27, 2017, the Company entered into a share exchange transaction with Altitude which resulted in a change of control of the Company. Pursuant to the terms of the Share Exchange, the Company agreed to issue 6,102,000 shares of its common stock to all the individual shareholders of Altitude on a pro rata basis (one to one share exchange). In exchange for this stock issuance, the Company received 100% of the outstanding shares of Altitude. Following this Share Exchange, Altitude became a wholly owned subsidiary of Titan. There was a cancellation of 14,700,000 shares of common stock of the Company that was held by the Company’s former majority stockholder as part of the share exchange agreement, which all had a net effect of a decrease of 8,598,000 shares in the Company’s outstanding shares. The business, assets and liabilities of the Company changed as a result of this reverse acquisition to Altitude’s business plan.

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

On June 27, 2019, Greg Anthony and Peter Sandore were elected to serve on the Board of Directors.

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

The unaudited condensed financial statements of the Company for the six month periods ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019. These financial statements should be read in conjunction with that report.

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At June 30, 2019, we had $10,242 in cash. Our net losses incurred for the six months ended June 30, 2019 were $87,534 and working capital deficit was $280,653 at June 30, 2019. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Altitude. All significant intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles (“GAAP”) and stated in United States dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Machinery and equipment

3-5 Years

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of June 30, 2019, carrying value of patent was $11,059.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended June 30, 2019.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the six months ended June 30, 2019, the Company had not experienced impairment losses on its long-lived assets.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three and six months ended June 30, 2019 were $13,875 and $15,695, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2018. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the six months ended June 30, 2019.

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

Effect of Recent Accounting Pronouncements

Going Concern

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, FASB issued guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance was effective for the Company on June 30, 2019. We have implemented this new accounting standard and we will update our liquidity disclosures as necessary.

Recent Accounting Pronouncements

Recently Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – FIXED ASSETS

The Company has fixed assets related to office equipment.  The depreciation of the equipment is over a three-year period.  As of June 30, 2019, and December 31, 2018, the Company had fixed assets, net of accumulated depreciation, of $3,487 and $5,229, respectively.  The fixed assets are as follows:

	June 30,	December 31,
	2019	2018
Office equipment	$10,455	$10,455
Total fixed assets	10,455	10,455
Less: Accumulated depreciation	6,968	5,226
Fixed assets, net	$3,487	$5,229

Depreciation of the office equipment for the three months ended June 30, 2019 and 2018 were $871 and $871, respectively, and $1,742 and $1,742 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 4 – INTANGIBLE ASSETS - TRADEMARK

The Company has intangible assets related to a trademark.  The amortization of the intangible asset is over a twenty-year period.  As of June 30, 2019, and December 31, 2018, the Company had intangible assets, net of accumulated amortization, of $11,059 and $11,365, respectively.  The intangible assets are as follows:

	June 30,	December 31,
	2019	2018
Trademark	$12,284	$12,284
Total intangible assets	12,284	12,284
Less: Accumulated amortization	1,225	919
Intangible assets, net	$11,059	$11,365

Amortization expense of the trademark for the three months ended June 30, 2019 and 2018 were $153 and $153, respectively, and $306 and $306 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 5 – NOTES PAYABLE

NOTE PAYABLE
	June 30, 2019			December 31, 2018
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
David Vincent	$-	$-	$-	$20,000	$3,595	$23,595
David Vincent	-	-	-	40,000	6,707	46,707
Joseph B. Frost	40,000	10,674	50,674	40,000	4,252	44,252
Joseph B. Frost	500	26	526	500	6	506
Joseph B. Frost	10,000	1,841	11,841	10,000	833	10,833
Joseph B. Frost	13,000	2,315	15,315	13,000	1,012	14,012
David Vincent	-	-	-	5,000	48	5,048
David Vincent	-	-	-	15,000	26	15,026
Robert Kanuth	5,000	161	5,161	-	-	-
Robert Kanuth	13,736	521	14,257	-	-	-
Robert Kanuth	8,156	295	8,451	-	-	-
Robert Kanuth	11,000	381	11,381	-	-	-
Robert Kanuth	13,197	425	13,622	-	-	-
Robert Kanuth	10,000	267	10,267	-	-	-
Robert Kanuth	3,033	71	3,104	-	-	-
Robert Kanuth	13,692	294	13,986	-	-	-
Robert Kanuth	6,514	89	6,603	-	-	-
Robert Kanuth	6,544	56	6,600	-	-	-
Total	$154,372	$17,416	$171,788	$143,500	$16,479	$159,979

On February 7, 2018, Vincent, the Company’s majority shareholder and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  On January 10, 2019, this note and accrued interest was converted into common stock.

On March 2, 2018, Frost, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of June 30, 2019, this note is in default and the accrued interest was $10,674, and the principal balance was $40,000.

On June 21, 2018, Vincent formalized various advances to the Company in the amount of $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  On January 10, 2019, this note and accrued interest was converted into common stock.

On July 30, 2018, Frost, a director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of June 30, 2019, the accrued interest was $1,841, and the principal balance was $10,000.

On August 10, 2018, Frost, a director, loaned the Company $13,000 in the form of a promissory note. The note bears interest of 20% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of June 30, 2019, this note is in default and the accrued interest was $2,315, and the principal balance was $13,000.

On November 5, 2018, Frost, a director, loaned the Company $500 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of June 30, 2019, the accrued interest was $26, and the principal balance was $500.

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

On January 9, 2019, Kanuth, an officer and director, loaned the Company $13,736 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2019, the principal was $521 and the accrued interest was $247.

On January 17, 2019, Kanuth, an officer and director, loaned the Company $8,156 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2019, the principal was $8,156 and the accrued interest was $295.

On January 24, 2019, Kanuth, an officer and director, loaned the Company $11,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2019, the principal was $11,000 and the accrued interest was $381.

On February 4, 2019, Kanuth, an officer and director, loaned the Company $13,197 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2019, the principal was $13,197 and the accrued interest was $425.

On February 4, 2019, Kanuth, an officer and director, loaned the Company $5,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2019, the principal was $5,000 and the accrued interest was $161.

On March 1, 2019, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2019, the principal was $10,000 and the accrued interest was $267.

On March 6, 2019, Kanuth, an officer and director, loaned the Company $3,033 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2019, the principal was $3,033 and the accrued interest was $71.

On March 25, 2019, Kanuth, an officer and director, loaned the Company $13,692 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2019, the principal was $13,692 and the accrued interest was $294.

On April 30, 2019, Kanuth, an officer and director, loaned the Company $6,514 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2019, the principal was $6,514 and the accrued interest was $89.

On May 23, 2019, Kanuth, an officer and director, loaned the Company $6,544 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2019, the principal was $6,544 and the accrued interest was $56.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of August 7, 2019, the Company did not have any legal actions pending against it.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2018, and June 30, 2019, the balance due to our former CEO, David Vincent, was recorded under stockholder’s advance of $36,211 and $36,211, respectively, which is a verbal agreement, non-interest bearing, unsecured and payable on demand. On February 9, 2018, the Board of Directors changed the arrangement whereas the advance would begin accruing interest at the rate of 20%. The Company had accrued expenses to David Vincent, as of December 31, 2018 of $57,948 which were converted into common stock on January 10, 2019.

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

As of June 30, 2019, and December 31, 2018, the Company has no preferred stock issued and outstanding.

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

On June 27, 2017, the Company entered into a share exchange transaction with Altitude and the shareholders of Altitude. Pursuant to the terms of the Share Exchange, the Company agreed to issue 6,102,000 shares of its common stock to the individual shareholders of Altitude on a pro rata basis in exchange for receive 100% of the shares of Altitude.  Following the Share Exchange, Altitude became a wholly owned subsidiary of the Company.  See Note 1.

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

On June 1, 2019, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for June 2019.  The common stock of the Company is thinly traded and had a value of $0.05 per share, therefore the Company recorded the transaction at $625.

As of June 30, 2019, and December 31, 2018, the Company has 28,833,517 and 24,271,159 shares of no par common stock issued, issuable, and outstanding.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

On January 25, 2019, the Company issued 250,000 options to Vincent. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of June 30, 2019, $3,400 was amortized.

On January 25, 2019, the Company issued 250,000 options to Frost. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of June 30, 2019, $3,400 was amortized.

NOTE 9 – INCOME TAXES

As of June 30, 2019, and December 31, 2018, the Company has net operating loss carryforwards of $707,721 and $633,524. The carryforward expires through the year 2039. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2019 and 2018), as follows:

	June 30,	December 31,
	2019	2018
Tax expense (benefit) at the statutory rate	$(15,581)	$(72,055)
State income taxes, net of federal income tax benefit	(3,710)	(17,156)
Change in valuation allowance	19,291	89,211
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2019 and 2018 remains to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at June 30, 2019 and December 31, 2018, are as follows:

	June 30,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$108,502	$89,211
Timing differences	-	-
Total gross deferred tax assets	108,502	89,211
Less: Deferred tax asset valuation allowance	(108,502)	(89,211)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2019 and 2018 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $108,502 and $89,211 as of June 30, 2019 and December 31, 2018.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 15, 2019, the Board of Directors of the Company authorized the following:

The issuance of 1,000,000 shares of common stock of the Company to Pete Sandore, a director of the Company, for services to be rendered.

The issuance of 1,000,000 shares of common stock of the Company to Greg Anthony, a director of the Company, for services to be rendered.

The issuance of 1,000,000 shares of common stock of the Company to Joseph B. Frost, an officer and director of the Company, for services to be rendered.

The issuance of 62,500 shares of common stock of the Company to counsel for services rendered from February 2019 to date. Of those shares, 50,000 had been previously recorded as issuable and 12,500 shares were for July 1, 2019.

The issuance of 3,000,000 shares of common stock of the Company, issuable in three tranches of 1,000,000 shares each, to Investor Network, LLC. The dates of issuance are July 1, 2019, July 31, 2019 and August 30, 2019.

The Company issued 1,134,144 shares of common stock of the Company to Robert Kanuth, an officer and director of the Company, in exchange for $79,390 in liabilities.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

Revenue

The Company had revenue of $104,194 for the three months ended June 30, 2019 compared to $0 for the comparable period in 2018. The Company recorded its first sale in the latter part of 2018.

Operating Expenses

The Company had operating expenses of $133,932 for the three months ended June 30, 2019 compared to $82,742 for the three months ended June 30, 2018. The increase was primarily due to direct costs of revenue of $57,418 for 2019 compared to $0 for the same period in 2018.

Net Loss

The Company had a net loss of $37,649 for the three months ended June 30, 2019 compared to $96,159 for the three months ended June 30, 2018.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

Revenue

The Company had revenue of $218,692 for the six months ended June 30, 2019 compared to $0 for the comparable period in 2018. The Company recorded its first sale in the latter part of 2018.

Operating Expenses

The Company had operating expenses of $290,500 for the six months ended June 30, 2019 compared to $1,628,324 for the six months ended June 30, 2018. The decrease was primarily due to less stock-based compensation in 2019 compared to 2018 ($13,338 and $1,456,750, respectively), offset by direct costs of revenue of $103,888 for 2019 compared to $0 for 2018.

Net Loss

The Company had a net loss of $87,534 for the six months ended June 30, 2019 compared to $1,657,767 for the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, the Company had cash and cash equivalents of $10,242.  We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $320,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

We used cash in operations of $78,064 for the six months ended June 30, 2019.  The negative cash flow from operating activities for the six months ended June 30, 2019 is attributable to the Company’s net loss from operations of $87,534.

We used cash in investing for financing activities of $0 for the six months ended June 30, 2019.

We had cash provided by financing activities of $85,872 for the six months ended June 30, 2019, consisting of loans from Kanuth.

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

On July 17, 2019, the Company issued 1,134,144 restricted shares of common stock to Robert Kanuth (“Kanuth”) upon the conversion of $79,390 in existing debt owed to Kanuth that has been accrued by the Company. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On July 17, 2019, the Company issued shares of common stock to its directors, officer, and certain consultants for their service to the Company. Joseph B. Frost was issued 1,000,000 restricted shares of common stock, Greg Anthony was issued 1,000,000 restricted shares of common stock, Pete Sandore was issued 1,000,000 restricted shares of common stock and its legal counsel was issued 62,500 restricted shares of common stock. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

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

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Robert Kanuth	Principal Executive Officer and Principal Financial and Accounting Officer	August 14, 2019
Robert Kanuth