Form 10-Q
period 2019-09-30
ALTITUDE INTERNATIONAL, INC
filed 2019-11-13
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  35,955,161 shares issued, issuable, and outstanding as of November 12, 2019.

PART I. FINANCIAL INFORMATION

ITEM  1 - CONDENSED FINANCIAL STATEMENTS

ALTITUDE INTERNATIONAL, INC.

(UNAUDITED)

ALTITUDE INTERNATIONAL, INC.
and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash	$7,548	$2,434
Prepaid expense	14,075	5,552
Total current assets	21,623	7,986

Fixed assets, net	2,616	5,229
Intangible assets, net	10,906	11,365
Total assets	$35,145	$24,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$116,558	$143,500
Accounts payable and accrued expenses	20,030	7,000
Accounts payable and accrued expenses - related party	132,868	274,996
Stockholders' advance	36,211	36,211
Deferred revenue	1,781	68,898
Total current liabilities	307,448	530,605
Total liabilities	307,448	530,605

Commitments and contingencies - Note 6

Stockholders' deficit
Preferred stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Common stock - no par value, 70,000,000 shares authorized, 34,955,161 and 24,271,159 shares issued, issuable, and outstanding at September 30, 2019 and December 31, 2018, respectively	2,667,912	1,785,369
Additional paid in capital	(138,985)	(149,769)
Accumulated deficit	(2,801,230)	(2,141,625)
Total stockholders' deficit	(272,303)	(506,025)
Total liabilities and stockholders' deficit	$35,145	$24,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.
and Subsidiary
Condensed Consolidated Statement of Operations
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$6,910	$27,713	$225,602	$27,713

Operating expenses
Direct costs of revenue	(211)	14,471	103,677	14,471
Professional fees	13,559	16,500	54,471	58,175
Salary expenses	31,250	36,262	87,350	98,762
Stock-based compensation	435,819	4,500	449,157	1,461,250
Other general and administrative expenses	46,390	34,071	122,652	101,470
Total operating expenses	526,807	105,804	817,307	1,734,128

Loss from operations	(519,897)	(78,091)	(591,705)	(1,706,415)

Other income (expenses)
Loss on conversion of debt to common stock	(46,666)	-	(46,666)	-
Interest expense	(5,508)	(15,069)	(21,234)	(44,512)
Total other income (expenses)	(52,174)	(15,069)	(67,900)	(44,512)

Net loss	$(572,071)	$(93,160)	$(659,605)	$(1,750,927)

Earnings per share - basic and fully diluted	$(0.02)	$(0.00)	$(0.02)	$(0.08)

Weighted average number of shares of common stock - basic and fully diluted	32,923,639	45,421,273	29,762,895	22,812,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.
and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders' Deficit
September 30, 2019
(unaudited)

	Common Stock		Additional
		No	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2017	21,728,659	$269,769	$(149,769)	$(290,405)	$(170,405)
Issuance of common stock for services	1,075,000	1,448,125	-	-	1,448,125
Net loss for the three months ended March 31, 2018	-	-	-	(1,561,608)	(1,561,608)
Balance, March 31, 2018	22,803,659	$1,717,894	$(149,769)	$(1,852,013)	$(283,888)
Issuance of common stock for services	37,500	13,125	-	-	13,125
Net loss for the three months ended June 30, 2018	-	-	-	(96,159)	(96,159)
Balance, June 30, 2018	22,841,159	$1,731,019	$(149,769)	$(1,948,172)	$(366,922)
Net loss for the three months ended September 30, 2018	-	-	-	(93,160)	(93,160)
Balance, September 30, 2018	22,841,159	$1,731,019	$(149,769)	$(2,041,332)	$(460,082)

Balance, December 31, 2018	24,271,159	$1,785,369	$(149,769)	$(2,141,625)	$(506,025)
Issuance of common stock for services	37,500	4,000	2,859	-	6,859
Conversion of debt to common stock	4,487,358	314,114	-	-	314,114
Net loss for the three months ended March 31, 2019	-	-	-	(49,885)	(49,885)
Balance, March 31, 2019	28,796,017	2,103,483	(146,910)	(2,191,510)	(234,937)
Issuance of common stock for services	37,500	2,538	(2,859)	-	(321)
Amortize stock options	-	-	6,800	-	6,800
Net loss for the three months ended June 30, 2019	-	-	-	(37,649)	(37,649)
Balance, June 30, 2019	28,833,517	$2,106,021	$(142,969)	$(2,229,159)	$(266,107)
Issuance of common stock for services	6,121,644	561,891	-	-	561,891
Amortize stock options	-	-	3,984	-	3,984
Net loss for the three months ended September 30, 2019	-	-	-	(572,071)	(572,071)
Balance, September 30, 2019	34,955,161	$2,667,912	$(138,985)	$(2,801,230)	$(272,303)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.
and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30,
(unaudited)

	2019	2018

Cash flows from operating activities:
Net loss	$(659,605)	$(1,750,927)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	2,613	2,613
Amortization expense	459	459
Loss from conversion of debt into common stock	46,666	-
Stock-based compensation	449,157	1,461,250
Change in assets and liabilities:
Prepaid expense	(8,523)	(12,536)
Accounts payable and accrued expenses	13,030	73,172
Accounts payable and accrued expenses - related party	102,562	50,345
Deferred revenue	(67,117)	64,662
Net cash used in operating activities	(120,758)	(110,962)

Cash flows from financing activities:
Proceeds from related party loans and advances	125,872	133,000
Shareholder's Advance	-	-
Net cash provided by financing activities	125,872	133,000

Net increase in cash	5,114	22,038

Cash at beginning of period	2,434	24,867

Cash at end of period	$7,548	$46,905

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of related party debt to common stock	$393,928	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

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

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

Altitude has leased space for a nominal amount, which is not material, in the Woodway facility in Waukesha, Wisconsin to undertake the manufacture of systems.  The work will primarily consist of the assembly of components into the unique licensed designs.  Initial recruitment of technically capable persons will be necessary, followed by short training blocks to pass on the required skills.  At least one person is likely to visit the UK to see systems in operation and obtain hands-on experience of the manufacturing requirement.  Woodway is an engineering-based company and provides the perfect environment to establish an operation which is in many ways similar to their own.  In addition, many aspects of infrastructure – goods handling, welfare facilities, etc. – can be accessed immediately without expense to Altitude.

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

Altitude International, Inc.

Altitude International, Inc. (“Altitude”) was incorporated on May 18, 2017 under the laws of the state of Wisconsin with 100,000,000 authorized common stock with $0.001 par value. On May 18, 2017, 6,102,000 shares of common stock at $0.001 (par) were issued as founder shares, valued at a total of $6,102 to 15 individuals. These shares were issued for future potential services from these various individuals and as of the date of this issuance, no value was placed on these future potential services and were therefore recorded at par value as stock-based compensation to the founders.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

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

On June 27, 2019, Greg Anthony and Peter Sandore were elected to serve on the Board of Directors.

On August 20, 2019, Dave Vincent resigned as a director and CTO of the Company.

On September 19, 2019, Greg Anthony was appointed as President of the Company.

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

The unaudited condensed financial statements of the Company for the nine month periods ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019. These financial statements should be read in conjunction with that report.

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At September 30, 2019, we had $7,548 in cash. Our net losses incurred for the nine months ended September 30, 2019 were $659,605 and working capital deficit was $285,825 at September 30, 2019. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

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

Machinery and equipment

3-5 Years

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of September 30, 2019, carrying value of patent was $10,906.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended September 30, 2019.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the nine months ended September 30, 2019, the Company had not experienced impairment losses on its long-lived assets.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2019 were $15,695 and $1,000, respectively.

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

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2018. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended September 30, 2019.

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

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

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

Effect of Recent Accounting Pronouncements

Going Concern

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, FASB issued guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance was effective for the Company on September 30, 2019. We have implemented this new accounting standard and we will update our liquidity disclosures as necessary.

Recent Accounting Pronouncements

Recently Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – FIXED ASSETS

The Company has fixed assets related to office equipment.  The depreciation of the equipment is over a three-year period.  As of September 30, 2019, and December 31, 2018, the Company had fixed assets, net of accumulated depreciation, of $2,616 and $5,229, respectively.  The fixed assets are as follows:

	September 30,	December 31,
	2019	2018
Office equipment	$10,455	$10,455
Total fixed assets	10,455	10,455
Less: Accumulated depreciation	7,839	5,226
Fixed assets, net	$2,616	$5,229

Depreciation of the office equipment for the three months ended September 30, 2019 and 2018 were $871 and $871, respectively, and $2,613 and $2,613 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 4 – INTANGIBLE ASSETS - TRADEMARK

The Company has intangible assets related to a trademark.  The amortization of the intangible asset is over a twenty-year period.  As of September 30, 2019, and December 31, 2018, the Company had intangible assets, net of accumulated amortization, of $10,906 and $11,365, respectively.  The intangible assets are as follows:

	September 30,	December 31,
	2019	2018
Trademark	$12,284	$12,284
Total intangible assets	12,284	12,284
Less: Accumulated amortization	1,378	919
Intangible assets, net	$10,906	$11,365

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

Amortization expense of the trademark for the three months ended September 30, 2019 and 2018 were $153 and $153, respectively, and $459 and $459 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 5 – NOTES PAYABLE

Note payable
	September 30, 2019			December 31, 2018
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
David Vincent	$-	$-	$-	$20,000	$3,595	$23,595
David Vincent	-	-	-	40,000	6,707	46,707
Joseph B. Frost	40,000	10,674	50,674	40,000	4,252	44,252
Joseph B. Frost	500	26	526	500	6	506
Joseph B. Frost	10,000	1,841	11,841	10,000	833	10,833
Joseph B. Frost	13,000	2,315	15,315	13,000	1,012	14,012
David Vincent	-	-	-	5,000	48	5,048
David Vincent	-	-	-	15,000	26	15,026
Robert Kanuth	6,514	220	6,734	-	-	-
Robert Kanuth	6,544	188	6,732	-	-	-
Robert Kanuth	10,000	107	10,107	-	-	-
Robert Kanuth	-	1,761	1,761	-	-	-
Robert Kanuth	20,000	114	20,114	-	-	-
Robert Kanuth	10,000	33	10,033	-	-	-
Total	$116,558	$17,279	$133,837	$143,500	$16,479	$159,979

On February 7, 2018, Vincent, then the Company’s majority shareholder and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  On January 10, 2019, this note and accrued interest was converted into common stock.

On March 2, 2018, Frost, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2019, this note is in default and the accrued interest was $10,674, and the principal balance was $40,000.

On June 21, 2018, Vincent formalized various advances to the Company in the amount of $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  On January 10, 2019, this note and accrued interest was converted into common stock.

On July 30, 2018, Frost, a director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2019, the accrued interest was $1,841, and the principal balance was $10,000.

On August 10, 2018, Frost, a director, loaned the Company $13,000 in the form of a promissory note. The note bears interest of 20% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2019, this note is in default and the accrued interest was $2,315, and the principal balance was $13,000.

On November 5, 2018, Frost, a director, loaned the Company $500 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  As of September 30, 2019, the accrued interest was $26, and the principal balance was $500.

On November 8, 2018, Vincent, then a director, loaned the Company $5,000 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  On January 10, 2019, this note and accrued interest was converted into common stock.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

On December 24, 2018, Vincent, then a director, loaned the Company $15,000 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment.  On January 10, 2019, this note and accrued interest was converted into common stock.

On January 9, 2019, Kanuth, an officer and director, loaned the Company $13,736 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $13,736 and accrued interest of $798 was converted into common stock of the Company.

On January 17, 2019, Kanuth, an officer and director, loaned the Company $8,156 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $8,156 and accrued interest of $320 was converted into common stock of the Company.

On January 24, 2019, Kanuth, an officer and director, loaned the Company $11,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $11,000 and accrued interest of $319 was converted into common stock of the Company. As of September 30, 2019, the principal was $0 and the accrued interest not converted was $96.

On February 4, 2019, Kanuth, an officer and director, loaned the Company $13,197 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $13,197 was converted into common stock of the Company. As of September 30, 2019, the principal was $0 and the accrued interest was $691.

On February 4, 2019, Kanuth, an officer and director, loaned the Company $5,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $5,000 was converted into common stock of the Company. As of September 30, 2019, the principal was $0 and the accrued interest was $176.

On March 1, 2019, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $10,000 and accrued interest of $298 was converted into common stock of the Company.

On March 6, 2019, Kanuth, an officer and director, loaned the Company $3,033 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $3,033 and accrued interest of $80 was converted into common stock of the Company.

On March 25, 2019, Kanuth, an officer and director, loaned the Company $13,692 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $13,692 and accrued interest of $336 was converted into common stock of the Company.

On April 30, 2019, Kanuth, an officer and director, loaned the Company $6,514 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of September 30, 2019, the principal was $6,514 and the accrued interest was $220.

On May 23, 2019, Kanuth, an officer and director, loaned the Company $6,544 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of September 30, 2019, the principal was $6,544 and the accrued interest was $188.

On August 13, 2019, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of September 30, 2019, the principal was $10,000 and the accrued interest was $107.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

On September 5, 2019, Kanuth, an officer and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of September 30, 2019, the principal was $20,000 and the accrued interest was $114.

On September 16, 2019, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of September 30, 2019, the principal was $10,000 and the accrued interest was $33.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of November 12, 2019, the Company did not have any legal actions pending against it.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2018, and September 30, 2019, the balance due to our former CEO, David Vincent, was recorded under stockholder’s advance of $36,211 and $36,211, respectively, which is a verbal agreement, non-interest bearing, unsecured and payable on demand. On February 9, 2018, the Board of Directors changed the arrangement whereas the advance would begin accruing interest at the rate of 20%. The Company had accrued expenses to David Vincent, as of December 31, 2018 of $57,948 which were converted into common stock on January 10, 2019.

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

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

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

Effective as of January 10, 2019, Vincent, then a director, converted $156,918 of promissory notes, accounts payable and accrued interest into 2,241,686 shares of common stock. See Notes 5 and 8.

Effective as of January 10, 2019, Kanuth, an officer and director, converted $157,197 of promissory notes, accounts payable and accrued interest into 2,245,672 shares of common stock. See Notes 5 and 8.

On July 15, 2019, the Company issued 1,000,000 shares of common stock of the Company to Pete Sandore, a director of the Company, for services to be rendered. The shares were valued at $0.11 per share or $110,000. See Note 8.

On July 15, 2019, the Company issued 1,000,000 shares of common stock of the Company to Greg Anthony, a director of the Company, for services to be rendered. The shares were valued at $0.11 per share or $110,000. See Note 8.

On July 15, 2019, the Company issued 1,000,000 shares of common stock of the Company to Joseph B. Frost, an officer and director of the Company, for services to be rendered. The shares were valued at $0.11 per share or $110,000. See Note 8.

On July 31, 2019, the Company issued 1,134,144 shares of common stock of the Company to Robert Kanuth, an officer and director of the Company, in exchange for $79,390 in liabilities. The shares were valued at $0.11 or $124,756 therefore the Company recorded a loss on settlement of debt of $45,366. See Note 8.

On September 19, 2019, the Company issued Leslie Visser, a director of the Company, 33,334 shares of common stock of the Company, in exchange for a payable of $2,000. The shares were valued at $0.099 or $3,300 therefore the Company recorded a loss on settlement of debt of $1,300. See Note 8.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value.  Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

As of September 30, 2019, and December 31, 2018, the Company has no preferred stock issued and outstanding.

Common Stock

Altitude was incorporated on May 18, 2017 under the laws of the state of Wisconsin with 100,000,000 authorized common stock with $0.001 par value. The shareholders have one vote per share of common stock.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

After the closing of certain Stock Purchase Agreements, in private sale transaction and the Share Exchange Agreement, the Company’s common stock had no par value and is registered in New York.

On June 12, 2017, Altitude issued 6,102,000 shares of its common stock at par value of $0.001 per share as founder shares for future potential services from 15 individuals, with a total recorded at par value of $6,102.

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

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

On January 1, 2019, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for January 2019.  The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $875.

Effective as of January 10, 2019, Vincent, then a director, converted $156,918 of promissory notes, accounts payable and accrued interest into 2,241,686 shares of common stock. See Notes 5 and 8.

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

On July 1, 2019, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for July 2019.  The common stock of the Company is thinly traded and had a value of $0.0326 per share, therefore the Company recorded the transaction at $408.

On July 1, 2019, the Company contracted with Investor Network, LLC (“INLLC”) to provide professional services. As compensation for the services, INLLC was issued 3,000,000 shares of common stock of the Company, issuable in three tranches of 1,000,000 shares each. The dates of issuance were July 1, 2019, July 31, 2019 and August 30, 2019. The 3,000,000 shares were valued at $0.0326, or $97,800.

On July 15, 2019, the Company issued 1,000,000 shares of common stock of the Company to Pete Sandore, a director of the Company, for services to be rendered. The shares were valued at $0.11 per share or $110,000. See Note 7.

On July 15, 2019, the Company issued 1,000,000 shares of common stock of the Company to Greg Anthony, a director of the Company, for services to be rendered. The shares were valued at $0.11 per share or $110,000. See Note 7.

On July 15, 2019, the Company issued 1,000,000 shares of common stock of the Company to Joseph B. Frost, an officer and director of the Company, for services to be rendered. The shares were valued at $0.11 per share or $110,000. See Note 7.

On July 31, 2019, the Company issued 1,134,144 shares of common stock of the Company to Robert Kanuth, an officer and director of the Company, in exchange for $79,390 in liabilities. The shares were valued at $0.11 or $124,756 therefore the Company recorded a loss on settlement of debt of $45,366. See Note 7.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

On August 1, 2019, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for August 2019.  The common stock of the Company is thinly traded and had a value of $0.1262 per share, therefore the Company recorded the transaction at $1578.

On September 1, 2019, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for September 2019.  The common stock of the Company is thinly traded and had a value of $0.06 per share, therefore the Company recorded the transaction at $750.

On September 19, 2019, the Company issued Leslie Visser, a director of the Company, 33,334 shares of common stock of the Company, in exchange for a payable of $2,000. The shares were valued at $0.099 or $3,300 therefore the Company recorded a loss on settlement of debt of $1,300. See Note 7.

As of September 30, 2019, and December 31, 2018, the Company has 34,955,161 and 24,271,159 shares of no par common stock issued, issuable, and outstanding.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

On January 25, 2019, the Company issued 250,000 options to Vincent. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of September 30, 2019, $5,392 was amortized. These options will expire three months following Vincent’s resignation on August 20, 2019 unless exercised prior to that time.

On January 25, 2019, the Company issued 250,000 options to Frost. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of September 30, 2019, $5,392 was amortized.

NOTE 9 – INCOME TAXES

As of September 30, 2019, and December 31, 2018, the Company has net operating loss carryforwards of $777,452 and $633,524. The carryforward expires through the year 2039. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2019 and 2018), as follows:

	September 30,	December 31,
	2019	2018
Tax expense (benefit) at the statutory rate	$(44,467)	$(72,055)
State income taxes, net of federal income tax benefit	(10,587)	(17,156)
Change in valuation allowance	55,054	89,211
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2019 and 2018 remains to examination by federal agencies and other jurisdictions in which it operates.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

The tax effect of significant components of the Company’s deferred tax assets and liabilities at September 30, 2019 and December 31, 2018, are as follows:

	September 30,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$144,266	$89,211
Timing differences	-	-
Total gross deferred tax assets	144,266	89,211
Less: Deferred tax asset valuation allowance	(144,206)	(89,211)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2019 and 2018 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $144,266 and $89,211 as of September 30, 2019 and December 31, 2018.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 1, 2019, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for October 2019.  The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $875.

On November 1, 2019, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for November 2019.  The common stock of the Company is thinly traded and had a value of $0.147 per share, therefore the Company recorded the transaction at $1,838.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

Revenue

The Company had revenue of $6,910 for the three months ended September 30, 2019 compared to $27,713 for the comparable period in 2018.

Operating Expenses

The Company had operating expenses of $526,807 for the three months ended September 30, 2019 compared to $105,804 for the three months ended September 30, 2018. The increase was primarily due to stock-based compensation of $435,819 for 2019 compared to $4,500 for the same period in 2018.

Net Loss

The Company had a net loss of $572,071 for the three months ended September 30, 2019 compared to $93,160 for the three months ended September 30, 2018.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Revenue

The Company had revenue of $225,602 for the nine months ended September 30, 2019 compared to $27,713 for the comparable period in 2018. The Company recorded its first sale in the latter part of 2018.

Operating Expenses

The Company had operating expenses of $817,307 for the nine months ended September 30, 2019 compared to $1,734,128 for the nine months ended September 30, 2018. The decrease was primarily due to less stock-based compensation in 2019 compared to 2018 ($449,157 and $1,461,250, respectively), offset by direct costs of revenue of $103,677 for 2019 compared to $14,471 for 2018.

Net Loss

The Company had a net loss of $659,605 for the nine months ended September 30, 2019 compared to $1,750,927 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, the Company had cash and cash equivalents of $7,548.  We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $320,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

We used cash in operations of $120,758 for the nine months ended September 30, 2019.  The negative cash flow from operating activities for the nine months ended September 30, 2019 is attributable to the Company’s net loss from operations of $659,605.

We used cash in investing for financing activities of $0 for the nine months ended September 30, 2019.

We had cash provided by financing activities of $125,872 for the nine months ended September 30, 2019, consisting of loans from Kanuth.

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

On July 15, 2019, the Company issued 1,000,000 shares of common stock of the Company to Pete Sandore, a director of the Company, for services to be rendered. The shares were valued at $0.11 per share or $110,000. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On July 15, 2019, the Company issued 1,000,000 shares of common stock of the Company to Greg Anthony, a director of the Company, for services to be rendered. The shares were valued at $0.11 per share or $110,000. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On July 15, 2019, the Company issued 1,000,000 shares of common stock of the Company to Joseph B. Frost, an officer and director of the Company, for services to be rendered. The shares were valued at $0.11 per share or $110,000. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On July 31, 2019, the Company issued 1,134,144 shares of common stock of the Company to Robert Kanuth, an officer and director of the Company, in exchange for $79,390 in liabilities. The shares were valued at $0.11 or $124,756 therefore the Company recorded a loss on settlement of debt of $45,366. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On September 19, 2019, the Company issued Leslie Visser, a director of the Company, 33,334 shares of common stock of the Company, in exchange for a payable of $2,000. The shares were valued at $0.099 or $3,300 therefore the Company recorded a loss on settlement of debt of $1,300. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On August 20, 2019, David Vincent, the Chief Technology Officer of Altitude International, Inc. (the “Company”) and a member of the Company’s Board of Directors, resigned as Chief Technology Officer and director of the Company.

Effective September 19, 2019, the Board of Directors of Altitude International, Inc. (“the Company”) unanimously elected to appoint Greg Anthony as President of the Company.

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

SIGNATURE	TITLE	DATE

/s/ Robert Kanuth	Principal Executive Officer and Principal Financial and Accounting Officer	November 12, 2019
Robert Kanuth