Form 10-K
period 2019-12-31
ALTITUDE INTERNATIONAL, INC
filed 2020-03-30
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

December 31, 2019

OR

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ). Yes [X] No [  ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $845,573.75 as of June 30, 2019, based upon a bid price of $0.0326 per share for the registrant’s common stock on such date.

On March 10, 2020, a total of 36,113,495 shares of our common stock were issued, issuable, and outstanding.

ALTITUDE INTERNATIONAL, INC.

FORWARD LOOKING STATEMENT DISCLAIMER

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

On February 13, 2018, the majority of the shareholders of the Company approved the amendment to the Articles of Incorporation to change the Company’s name from “Titan Computer Services, Inc.” to “Altitude International, Inc.” The purpose of the name change was to help further our brand identity reflect the major focus of our business operations, the manufacturing and distribution of products in the athletic training industry, specifically altitude training. On February 14, 2020, the majority of shareholders of the Company and the Board of Directors authorized a change in the Company’s name to “Altitude International Holdings, Inc.” to reflect more diversified operations going forward. The Articles of Amendment finalizing this name change have not yet been filed by the Company.

The Exchange

Pursuant to the terms of the Share Exchange, the Company agreed to issue 6,102,000 shares of its common stock to the individual shareholders of Altitude on a pro rata basis in exchange for receive 100% of the shares of Altitude. Following the Share Exchange, Altitude is a wholly owned subsidiary of the Company.

Corporate History

Following the Share Exchange, the Company, through its operating subsidiary Altitude, specializes in creating uniquely engineered, membrane-based designs for simulated altitude training environments. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers. Through a license agreement with Sporting Edge UK, a brand well-established in the United Kingdom, the Company intends to expand its technology into the American marketplace, where the appetite for increasing performance in elite athletes, professional sports, equine sports, and universities and colleges is immense.

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

Late in 2019, Altitude International brought on a new President, Greg Anthony. Mr. Anthony had a distinguished career in the National Basketball Association (“NBA”) playing 11 seasons for a number of teams in the NBA. Currently, he serves as a commentator on NBA TV and for the Turner Broadcast Network. From this unique position and background, Mr. Anthony will bring a clear entry point for discussions with both professional and collegiate teams around the U.S. Further, Mr. Anthony’s business acumen offers a new and fresh perspective to the firm which has already created a new following

In addition to Mr. Anthony, the firm has a select group of ambassadors which have been carefully selected to bring awareness to the technology and the firm, including:

●	Robert Kanuth	Businessman and ex-Harvard basketball star
●	Landon Adler	Ex-professional basketball player
●	Jonathan Goldfarb	Ex world top-50 tennis player
●	Ron Turner	Football coach from a famous coaching family
●	Lesley Visser	Outstanding sportscaster and media icon
●	Professor Greg Whyte	Internationally renowned Sports Physiologist

Our ambassadors will help us access decision makers at the highest level who are pre-disposed to listen to our message. Their work, alongside the marketing being undertaken by Staff and our licensed altitude technology and training protocols will help grow the business.

A demonstration facility is already installed in Wisconsin and a second such facility is planned for Florida, so that customers can experience the environment firsthand.

Principal Agreements Affecting Our Ordinary Business

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

Business Strategy

The Company seeks to set itself apart from other altitude training technology by introducing to professional and elite athletes, health and fitness clubs, and profession sports teams unique training techniques proven to increase performance. The Company has developed technology and training protocols that make possible large improvements in fitness and performance in normal room environments. The well-financed sports market of North America offers the Company opportunities to manufacture and distribute its products to a welcoming customer base.

The 2020 Business Plan is centered on several concurrent activities. These activities include, but are not limited to: sales support material development, market technology education and select market penetration. As indicated earlier, the new President, Greg Anthony, brings a fresh and exciting avenue to both professional and collegiate sports teams and athletes which did not exist previously. Mr. Anthony’s engagement will play a critical role in energizing the Business Plan.

In general, the US market lags behind Europe with respect to utilizing simulated altitude as a training and recovery technology. As Altitude intends to bring the US into the mainstream of performance altitude training, certain information and awareness thresholds must be crossed. Specifically, collateral material must be created that reflects US centric market trends and that depict the current knowledge base for the technology.

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

Industry Operating Environment

Whether at the Olympic level or in professional and college teams, top level sports require individuals to perform at their maximum potential. Margins between success and failure are small—the difference between first and last in the Tour de France is three percent—and athletes constantly seek to close the gap between success and failure.

Many American athletes currently engage in altitude training by travelling to elevations of about 6,000ft to train in air with decreased oxygen levels. Though this type of training has its benefits, it does not come without costs. Traveling creates a disruption to an athlete’s normal training schedule as well as considerable economic costs to travel and train in those locations. Altitude’s licensed technology allows for all the benefits of altitude training without the disruptions of travel.

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

5

We have included some photos of what our systems look like:

Manufacturing will consist primarily of the assembly of components into the unique licensed designs. Initial recruitment of technically capable persons will be necessary, followed by short training blocks to pass on the required skills. During this upcoming year, a team will visit the UK to obtain the hands-on experience required to manufacture the systems for sale in the U.S.

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

Employees

We currently have two full-time employees, our Chief Executive Officer and Chief Operations Officer.

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

This situation is attributable to many factors, including the fact that we are a small company which is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until we become more seasoned and viable. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

ITEM 4. Mine Safety Disclosure

Not Applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on OTC Markets under the symbol “ALTD.” There are 36,113,495 shares of our common stock were issued and outstanding as of March 10, 2020.

Security Holders

On March 2, 2020, there were approximately 91 record holders of our common stock.

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019, we did not have any shares issuable pursuant to outstanding stock options, warrants or and rights. On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan (the “Plan”). The Plan provides for the grant of two types of options: (1) Incentive Stock Options, which are options that meet the requirements of Section 422 of the Code, and (2) Non-statutory Options. Shareholder approval will make available a total of 3,000,000 shares of the Company’s authorized but unissued Common Stock for purchase upon exercise of options granted under the 2017 Incentive Stock Plan. The term of the 2017 Incentive Stock Plan is ten years, subject to earlier termination by the Board.

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

There are currently 250,000 stock options currently issued and outstanding under the 2017 Plan.

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

The Company will be setting up manufacturing in 2020 to address the need for quicker system turnaround. This will consist primarily of manufacturing space, but with a small office content. The work will primarily consist of the assembly of components into the unique licensed designs. Initial recruitment of technically capable persons will be necessary, followed by short training blocks to pass on the required skills. A small team will visit the UK to obtain hands-on experience of the manufacturing requirement.

The Company has two approaches to penetrating the market.

●	Leveraging the broad expanse of contacts delivered by the addition of our new President, Greg Anthony. Mr. Anthony had a distinguished career in the NBA playing 11 seasons for a number of the best teams in the NBA. Currently he serves as a commentator on NBA TV and for the Turner Broadcast Network. From this unique position and background, Mr. Anthony will bring a clear entry point for discussions with both professional and collegiate teams around the US.

●	The Company also has Board members and Company Ambassadors who are able to access key, top level decision makers via their personal contact networks.

The Company has access to facilities that have been sold in the US to demonstrate system design and function.

Customer support and installation activities will be carried out by Altitude International staff.

The Company has installed a chamber at Tulane University.

The Company has installed a chamber at the Miami Dolphins facility.

Commercial operations are centered in Florida.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

For the year ended December 31, 2019 compared to the period ended December 31, 2018

Revenues

We had $226,195 and $78,902 of revenue for the period ended December 31, 2019 and 2018, respectively. The Company began its revenue stream in the third quarter of 2018.

Direct Costs of Revenue

Direct costs of revenue for the period ended December 31, 2019 and 2018 were $89,647 and $46,858, respectively.

Operating Expenses

Operating expenses for the period ended December 31, 2019 and 2018 were $856,454 and $1,833,532, respectively. The expenses for 2019 were comprised primarily of stock-based compensation of $452,261. The expenses for 2018 were comprised primarily of stock-based compensation of $1,508,100.

Other Income (Expenses)

Other expenses for the period ended December 31, 2019 and 2018 were $23,979 and $49,731, respectively.

Net Loss

Net loss for the period ended December 31, 2019 and 2018 was $743,886 and $1,851,220, respectively.

Liquidity and Capital Resources

We had a cash balance of $8,267 and negative working capital of $412,168 at December 31, 2019.

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

Sources and Uses of Cash

Operating activities during the period ended December 31, 2019 used $262,039 of net cash. Net cash used in investing activities was $0 for the period ended December 31, 2019. Net cash provided by financing activities of $267,872 was received from the issuance of common stock and shareholder advances during the period ended December 31, 2019. Operating activities during the period ended December 31, 2018 used $185,380 of net cash. Net cash used in investing activities was $0 for the period ended December 31, 2018. Net cash provided by financing activities of $162,947 was received from the issuance of common stock and shareholder advances during the period ended December 31, 2018.

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

2020 Plans

The 2020 Business Plan is centered on several concurrent activities. These activities include, but are not limited to, sales support material development, market technology education and select market penetration. As indicated earlier, the new President, Greg Anthony, brings a fresh and exciting avenue to both professional and collegiate sports teams and athletes which did not exist previously. Mr. Anthony’s engagement will play a critical role in energizing the 2020 Business Plan.

In general, the US market lags behind Europe with respect to utilizing simulated altitude as a training and recovery technology. As Altitude intends to bring the US into the mainstream of performance altitude training, certain information and awareness thresholds must be crossed. Specifically, collateral material must be created that reflects US centric market trends and that depict the current knowledge base for the technology.

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

ITEM 8. Financial Statements

ALTITUDE INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Altitude International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altitude International, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engage to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

We have served as the Company’s auditor since 2019.

Lakewood, CO

March 30, 2020

www.bfbcpa.us

5400 W Cedar Ave, Lakewood, CO 80226 PH: 303-953-1454 FAX: 720-251-8836

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Consolidated Balance Sheets

December 31,

	2019	2018
ASSETS
Current assets
Cash	$8,267	$2,434
Prepaid expense	10,121	5,552
Total current assets	18,388	7,986

Fixed assets, net	1,745	5,229
Intangible assets, net	10,753	11,365
Total assets	$30,886	$24,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$253,558	$143,500
Accounts payable and accrued expenses	500	7,000
Accounts payable and accrued expenses - related party	139,098	274,996
Stockholders’ advance	36,211	36,211
Deferred revenue	1,189	68,898
Total current liabilities	430,556	530,605
Total liabilities	430,556	530,605

Commitments and contingencies - Note 6

Stockholders’ deficit
Preferred stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Common stock - no par value, 70,000,000 shares authorized, 36,075,995 and 24,271,159 shares issued, issuable, and outstanding at December 31, 2019 and 2018, respectively	2,669,024	1,785,369
Additional paid in capital	(183,183)	(149,769)
Accumulated deficit	(2,885,511)	(2,141,625)
Total stockholders’ deficit	(399,670)	(506,025)
Total liabilities and stockholders’ deficit	$30,886	$24,580

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Consolidated Statement of Operations

For the years ended December 31,

	2019	2018

Revenue	$226,195	$78,902

Operating expenses
Direct costs of revenue	89,647	46,858
Professional fees	65,473	70,305
Salary expenses	118,600	121,600
Stock-based compensation	452,261	1,508,100
Other general and administrative expenses	220,121	133,528
Total operating expenses	946,102	1,880,391

Loss from operations	(719,907)	(1,801,489)

Other income (expenses)
Loss on conversion of debt to common stock	(1,300)	-
Interest expense	(22,679)	(49,731)
Total other income (expenses)	(23,979)	(49,731)

Net loss	$(743,886)	$(1,851,220)

Earnings per share - basic and fully diluted	$(0.02)	$(0.08)

Weighted average number of shares of common stock - basic and fully diluted	31,284,406	22,841,741

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Consolidated Statement of Changes in Stockholders’ Deficit

December 31, 2019

	Common Stock		Additional
		No	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2017	21,728,659	$269,769	$(149,769)	$(290,405)	$(170,405)
Issuance of common stock for services	2,542,500	1,515,600	-	-	1,515,600
Net loss for the year ended December 31, 2018	-	-	-	(1,851,220)	(1,851,220)
Balance, December 31, 2018	24,271,159	$1,785,369	$(149,769)	$(2,141,625)	$(506,025)

Balance, December 31, 2018	24,271,159	$1,785,369	$(149,769)	$(2,141,625)	$(506,025)
Issuance of common stock for services	6,183,334	444,796	-	-	444,796
Conversion of debt to common stock	5,621,502	438,859	(46,190)	-	392,669
Amortize stock options	-	-	12,776	-	12,776
Net loss for the year ended December 31, 2019	-	-	-	(743,886)	(743,886)
Balance, December 31, 2019	36,075,995	$2,669,024	$(183,183)	$(2,885,511)	$(399,670)

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31,

	2019	2018

Cash flows from operating activities:
Net loss	$(743,886)	$(1,851,220)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	3,484	3,484
Amortization expense	612	612
Loss from conversion of debt into common stock	1,300	-
Stock-based compensation	452,261	1,508,100
Change in assets and liabilities:
Prepaid expense	(4,569)	(5,553)
Accounts payable and accrued expenses	(6,500)	7,000
Accounts payable and accrued expenses - related party	102,969	83,299
Deferred revenue	(67,710)	68,898
Net cash used in operating activities	(262,039)	(185,380)

Cash flows from financing activities:
Proceeds from related party loans and advances	267,872	153,500
Shareholder’s Advance	-	9,447
Net cash provided by financing activities	267,872	162,947

Net increase in cash	5,833	(22,433)

Cash at beginning of period	2,434	24,867

Cash at end of period	$8,267	$2,434

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of related party debt to common stock	$393,928	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2019

NOTE 1 – NATURE OF OPERATIONS

Company Background

Altitude International, Inc. (the “Company,” “we,” “us,” “our,” or “Altitude-NY”), was incorporated in the State of New York on July 13, 1994 as “Titan Computer Services, Inc.”

On June 27, 2017, the Company successfully closed a Share Exchange transaction (“Share Exchange”) with the shareholders of Altitude International, Inc. (“Altitude”), a Wisconsin corporation. Altitude was incorporated on May 18, 2017 under the laws of the state of Wisconsin and has been operating as a wholly owned subsidiary of Altitude-NY since the Share Exchange. Altitude operates through Northern, Central, and South America to execute the current business plan of athletic training industry, specifically altitude training. Our objective is to be recognized as one of the upper tier specialty altitude training equipment providers in the Americas.

On February 13, 2018, the majority of the shareholders of the Company approved the amendment to the Articles of Incorporation to change the Company’s name from “Titan Computer Services, Inc.” to “Altitude International, Inc.” The purpose of the name change will help further our brand identity and will reflect the major focus of our business operations, the manufacturing and distribution of products in the athletic training industry, specifically altitude training. On February 14, 2020, the majority of shareholders of the Company and the Board of Directors authorized a change in the Company’s name to “Altitude International Holdings, Inc.” to reflect more diversified operations going forward. The Articles of Amendment finalizing this name change have not yet been filed by the Company.

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

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2019

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

Altitude will operate through Northern, Central, and South America to execute the current business plan of athletic training industry, specifically altitude training. Our objective is to be recognized as one of the upper tier specialty altitude training equipment providers.

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

The unaudited condensed financial statements of the Company for the year ended December 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-K and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At December 31, 2019, we had $8,267 in cash. Our net losses incurred for the year ended December 31, 2019 were $743,886 and working capital deficit was $412,168 at December 31, 2019. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2019

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

Machinery and equipment

3-5 Years

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of December 31, 2019, carrying value of patent was $9,375.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended December 31, 2019.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the year ended December 31, 2019, the Company had not experienced impairment losses on its long-lived assets.

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

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2019

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2019 was $64,098.

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

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2019

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2019. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the year ended December 31, 2019.

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

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2019

NOTE 3 – FIXED ASSETS

The Company has fixed assets related to office equipment. The depreciation of the equipment is over a three-year period. As of December 31, 2019, and December 31, 2018, the Company had fixed assets, net of accumulated depreciation, of $1,745 and $5,229, respectively. The fixed assets are as follows:

	December 31,	December 31,
	2019	2018
Office equipment	$10,455	$10,455
Total fixed assets	10,455	10,455
Less: Accumulated depreciation	8,710	5,226
Fixed assets, net	$1,745	$5,229

Depreciation of the office equipment for the year ended December 31, 2019 was $3,484.

NOTE 4 – INTANGIBLE ASSETS - TRADEMARK

The Company has intangible assets related to a trademark. The amortization of the intangible asset is over a twenty-year period. As of December 31, 2019, and 2018, the Company had intangible assets, net of accumulated amortization, of $9,375 and $11,365, respectively. The intangible assets are as follows:

	December 31,	December 31,
	2019	2018
Trademark	$12,284	$12,284
Total intangible assets	12,284	12,284
Less: Accumulated amortization	1,531	919
Intangible assets, net	$10,753	$11,365

Amortization expense of the trademark for the year ended December 31, 2019 was $612.

NOTE 5 – NOTES PAYABLE

Note payable
	December 31, 2019			December 31, 2018
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
David Vincent	$-	$-	$-	$20,000	$3,595	$23,595
David Vincent	-	-	-	40,000	6,707	46,707
Joseph B. Frost	40,000	14,707	54,707	40,000	4,252	44,252
Joseph B. Frost	500	46	546	500	6	506
Joseph B. Frost	10,000	2,849	12,849	10,000	833	10,833
Joseph B. Frost	13,000	3,626	16,626	13,000	1,012	14,012
David Vincent	-	-	-	5,000	48	5,048
David Vincent	-	-	-	15,000	26	15,026
Robert Kanuth	6,514	350	6,864	-	-	-
Robert Kanuth	6,544	318	6,862	-	-	-
Robert Kanuth	10,000	232	10,232	-	-	-
Robert Kanuth	-	96	96	-	-	-
Robert Kanuth	-	691	691	-	-	-
Robert Kanuth	-	176	176	-	-	-
Robert Kanuth	20,000	513	20,513	-	-	-
Robert Kanuth	10,000	307	10,307	-	-	-
Robert Kanuth	30,000	500	30,500	-	-	-
Robert Kanuth	8,000	109	8,109	-	-	-
Robert Kanuth	70,000	825	70,825	-	-	-
Robert Kanuth	9,000	73	9,073	-	-	-
Robert Kanuth	20,000	68	20,068	-	-	-
Total	$253,558	$25,486	$279,044	$143,500	$16,479	$159,979

On February 7, 2018, Vincent, then the Company’s majority shareholder and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On January 10, 2019, this note and accrued interest was converted into common stock.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2019

On March 2, 2018, Frost, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2019, this note is in default and the accrued interest was $14,707, and the principal balance was $40,000.

On June 21, 2018, Vincent formalized various advances to the Company in the amount of $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On January 10, 2019, this note and accrued interest was converted into common stock.

On July 30, 2018, Frost, a director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2019, this note is in default and the accrued interest was $2,849, and the principal balance was $10,000.

On August 10, 2018, Frost, a director, loaned the Company $13,000 in the form of a promissory note. The note bears interest of 20% and has the term of six months, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2019, this note is in default and the accrued interest was $3,626, and the principal balance was $13,000.

On November 5, 2018, Frost, a director, loaned the Company $500 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2019, this note is in default and the accrued interest was $46, and the principal balance was $500.

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

On January 24, 2019, Kanuth, an officer and director, loaned the Company $11,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $11,000 and accrued interest of $319 was converted into common stock of the Company. As of December 31, 2019, the principal was $0 and the accrued interest not converted was $96.

On February 4, 2019, Kanuth, an officer and director, loaned the Company $13,197 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $13,197 was converted into common stock of the Company. As of December 31, 2019, the principal was $0 and the accrued interest was $691.

On February 4, 2019, Kanuth, an officer and director, loaned the Company $5,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $5,000 was converted into common stock of the Company. As of December 31, 2019, the principal was $0 and the accrued interest was $176.

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

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2019

On April 30, 2019, Kanuth, an officer and director, loaned the Company $6,514 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2019, the principal was $6,514 and the accrued interest was $350.

On May 23, 2019, Kanuth, an officer and director, loaned the Company $6,544 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2019, the principal was $6,544 and the accrued interest was $318.

On August 13, 2019, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2019, the principal was $10,000 and the accrued interest was $307.

On September 5, 2019, Kanuth, an officer and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2019, the principal was $20,000 and the accrued interest was $513.

On September 16, 2019, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2019, the principal was $10,000 and the accrued interest was $232.

On October 16, 2019, Kanuth, an officer and director, loaned the Company $30,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2019, the principal was $30,000 and the accrued interest was $500.

On October 31, 2019, Kanuth, an officer and director, loaned the Company $8,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2019, the principal was $8,000 and the accrued interest was $109.

On November 8, 2019, Kanuth, an officer and director, loaned the Company $70,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2019, the principal was $70,000 and the accrued interest was $828.

On November 25, 2019, Kanuth, an officer and director, loaned the Company $9,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2019, the principal was $9,000 and the accrued interest was $73.

On December 17, 2019, Kanuth, an officer and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2019, the principal was $20,000 and the accrued interest was $66.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of March 9, 2020, the Company did not have any legal actions pending against it.

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

On January 24, 2019, Altitude and Sporting Edge UK entered into a Revised Licensing Agreement that grants a license to Altitude to use Sporting Edge UK’s proprietary technology related to properly engineered, membrane-based designs for simulated altitude training equipment. The annual license fee under the revised agreement is $1.00 per year. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers. Altitude has the licensing rights to use all technology to manufacture the products and to sell them (directly or through distributors) in the following territories:

●	The Continent of North America, Central America and South America.

●	Other territories as may be agreed from time to time, on a temporary or permanent basis.

All amounts due under the 2017 license agreement were waived, as were all royalty fees.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2019

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2019, and 2018, the balance due to our former CEO, David Vincent, was recorded under stockholder’s advance of $36,211 and $36,211, respectively, which is a verbal agreement, non-interest bearing, unsecured and payable on demand. On February 9, 2018, the Board of Directors changed the arrangement whereas the advance would begin accruing interest at the rate of 20%. The Company had accrued expenses to David Vincent, as of December 31, 2018 of $57,948 which were converted into common stock on January 10, 2019.

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

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2019

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value. Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

As of December 31, 2019, and 2018, the Company has no preferred stock issued and outstanding.

Common Stock

Altitude International, Inc., now a wholly owned subsidiary of the Company, was incorporated on May 18, 2017 under the laws of the state of Wisconsin with 100,000,000 authorized common stock with $0.001 par value.

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

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2019

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

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2019

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

On December 1, 2019, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for December 2019. The common stock of the Company is thinly traded and had a value of $0.136 per share, therefore the Company recorded the transaction at $1,700.

As of December 31, 2019, and December 31, 2018, the Company has 36,075,995 and 24,271,159 shares of no par common stock issued, issuable, and outstanding.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

On January 25, 2019, the Company issued 250,000 options to Vincent. The options vested at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of September 30, 2019, $5,392 was amortized. These options expired three months following Vincent’s resignation because they were not exercised prior to that time.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2019

On January 25, 2019, the Company issued 250,000 options to Frost. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of September 30, 2019, $5,392 was amortized.

NOTE 9 – INCOME TAXES

As of December 31, 2019, and 2018, the Company has net operating loss carry forwards of $798,557 and $633,524. The carry forward expires through the year 2039. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2019 and 2018), as follows:

	December 31,	December 31,
	2019	2018
Tax expense (benefit) at the statutory rate	$(61,241)	$(72,055)
State income taxes, net of federal income tax benefit	(14,581)	(17,156)
Change in valuation allowance	75,822	89,211
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2019 and 2018 remains to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018, are as follows:

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$165,033	$89,211
Timing differences	-	-
Total gross deferred tax assets	165,033	89,211
Less: Deferred tax asset valuation allowance	(165,033)	(89,211)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2019 and 2018 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $165,033 and $89,211 as of December 31, 2019 and 2018, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On February 14, 2020, the majority of shareholders of the Company and the Board of Directors authorized a change in the Company’s name to “Altitude International Holdings, Inc.” to reflect more diversified operations going forward. The Articles of Amendment finalizing this name change have not yet been filed by the Company.

On January 1, 2020, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for January 2020. The common stock of the Company is thinly traded and had a value of $0.0401 per share, therefore the Company recorded the transaction at $501.

On February 1, 2020, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for February 2020. The common stock of the Company is thinly traded and had a value of $0.07 per share, therefore the Company recorded the transaction at $875.

On March 1, 2020, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for March 2020. The common stock of the Company is thinly traded and had a value of $0.04 per share, therefore the Company recorded the transaction at $500.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2019, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

●	The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

●	The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and acting CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our board members and executive officers as of January 2, 2020:

Name	Age	Position
Robert Kanuth	72	CEO and Chairman
Joseph B. Frost	63	COO, Director
Greg Anthony	51	Director and President
Lesley Visser	66	Director
Gregory Whyte	52	Director
Pete Sandore	62	Director

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

Greg Anthony, Director and President

Greg Anthony, 51, is an American former professional basketball player who is a television analyst for NBA TV and Turner Sports. He played 12 seasons in the National Basketball Association. Anthony also contributes to Yahoo! Sports as a college basketball analyst and serves as a co-host/analyst on SiriusXM NBA Radio. Anthony played his freshman year of college basketball for the University of Portland where he was the WCC Freshman of the Year before transferring to the University of Nevada, Las Vegas. In his junior season with UNLV, the Runnin’ Rebels won the 1990 NCAA Championship game.

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

Pete Sandore, Director

Pete Sandore, 62, comes to us with a 40 + year business career where he most recently held the position of Chairman of the Board with Sabre Industries, Inc, (Equity Owned Company $700M). Pete joined Sabre Industries, Inc. in 2009 initially in a consulting role to the CEO and advanced quickly within the ranks. Promoted in April 2010 to Chief Operating Officer, and again as President and Chief Executive Officer in February 2011. Sabre Industries was acquired by The Jordan Group in April 2019. Pete is also an entrepreneur and business owner of AITEK Instruments and Temptron Engineering.

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

Director Compensation

There are no formal agreements with our directors for compensation, although they have received shares for their services from time to time.

Director Independence

During the period ended December 31, 2019, we had no independent directors.

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

Corporate Governance & Board Independence

Our Board of Directors consists of six directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2019, were timely, except that two of the newly-appointed directors did not timely file a Form 3 upon their appointments.

Family relationships

Other than the relationship between two of our directors, Lesley Visser and Robert Kanuth, who are married, there are no family relationships among any of our officers or directors.

Current Management

Robert Kanuth was appointed as the Chief Executive Officer of the Company on January 25, 2019. Joseph B. Frost was appointed as the Chief Operating Officer effective as of January 8, 2018. Greg Anthony was appointed as the President effective as of September 19, 2019.

ITEM 11. Executive Compensation

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by our officers.

						All
	Fiscal	Salary		Stock	Option	Other
Name and Principal Position	Year	Paid	Bonus	Awards	Awards	Compensation	Total
		($)	($)	($)	($)	($)	($)
David Vincent, CEO (a)	2019	0	0	0	0	0	0
	2018	0	0	0	0	0	0

Joseph B. Frost, COO (b)	2019	125,000	0	110,000	0	0	235,000
	2018	125,000	0	1,350,000	0	0	1,475,000

Robert Kanuth, CEO (c)	2019	0	0	0	0	0	0
	2018	0	0	70,000	0	0	70,000
Gregory Anthony, President	2019

(a)	Appointed as CEO, June 2017, and resigned January 2019. Appointed as CTO January 2019 and resigned as CTO and a director on August 20, 2019.
(b)	Appointed as COO, January 2018.
(c)	Appointed as CEO, January 2019.
(d)	Appointed as president, September 2019.

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

Outstanding Equity Awards

There were no equity awards made to any named executive officer that were outstanding at December 31, 2019.

Director Compensation

On January 25, 2019, Mr. Kanuth, Ms. Visser and Mr. Whyte received shares of common stock for their service as directors of the Company. On July 18, 2019, Mr. Anthony, Mr. Frost and Mr. Sandore received shares of common stock for their services as directors of the Company.

Change-in-Control Agreements

In January 2019, following the issuance of shares as described herein, and after the closing of a certain Settlement Agreement and Release of Claims entered into by and between Kanuth and Vincent, and the transfer of 4,350,000 restricted shares of common stock from Vincent to Kanuth, a change of control of the Company occurred and Mr. Vincent no longer owned more than 50% of the common shares of the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table lists, as of January 2, 2020 the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 10% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership’ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 36,100,995 shares of our common stock issued and outstanding as of January 2, 2020. Except as disclosed herein, we do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Altitude International, Inc., 515 E. Olas Blvd., Suite 120, Fort Lauderdale, FL 33301.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
David Vincent	Common Stock	8,961,686	24.82%

Lesley Visser (3)	Common Stock	308,334	0.854%
Joseph B. Frost (4)	Common Stock	2,000,000	5.54%
Robert Kanuth (3)	Common Stock	9,779,816	27.09%
Greg Whyte	Common Stock	65,000	0.18%
Greg Anthony	Common Stock	1,000,000	2.77%
Pete Sandore	Common Stock	1,000,000	2.77%

1.	The number and percentage of shares beneficially owned is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

3.	Ms. Visser and Mr. Kanuth are married. Therefore, their shareholdings are aggregated, and each is determined to own 10,008,150 shares of common stock in the Company, or 28% of the class of common stock.

4.	Mr. Frost also owns 250,000 stock options.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged BF Borgers CPA, PC (“BF Borgers”) as our independent registered public accounting firm on January 24, 2019. The audit fees for December 31, 2019 were approximately $15,000.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by BF Borgers that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

BF Borgers did not charge us any tax fees for the year ended December 31, 2019 and 2018, respectively.

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

Dated: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Kanuth	Chairman	March 30, 2020
Robert Kanuth

/s/ Lesley Visser	Director	March 30, 2020
Lesley Visser

/s/ Joseph B. Frost	Director	March 30, 2020
Joseph B. Frost

/s/ Greg Whyte	Director	March 30, 2020
Greg Whyte

