Form 10-Q
period 2020-03-31
ALTITUDE INTERNATIONAL, INC
filed 2020-05-15
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2020

[  ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________.

ALTITUDE INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

New York	000-55639	13-3778988
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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

(Check One):

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Regulation 12b-2 of the Exchange Act): YES [  ] NO [X]

Securities registered to Section 12(b) of the Act: None.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,528,639 shares issued, issuable, and outstanding as of May 13, 2020.

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

ALTITUDE INTERNATIONAL, INC.

(UNAUDITED)

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$2,160	$8,267
Prepaid expense	18,545	10,121
Total current assets	20,705	18,388

Fixed assets, net	874	1,745
Intangible assets, net	10,600	10,753
Total assets	$32,179	$30,886

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$311,547	$253,558
Accounts payable and accrued expenses	8,000	500
Accounts payable and accrued expenses - related party	177,698	139,098
Stockholders’ advance	36,211	36,211
Deferred revenue	596	1,189
Total current liabilities	534,052	430,556
Total liabilities	534,052	430,556

Commitments and contingencies - Note 6

Stockholders’ deficit
Preferred stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common stock - no par value, 70,000,000 shares authorized, 36,113,495 and 36,075,995 shares issued, issuable, and outstanding at March 31, 2020 and December 31, 2019, respectively	2,670,900	2,669,024
Additional paid in capital	(181,234)	(183,183)
Accumulated deficit	(2,991,539)	(2,885,511)
Total stockholders’ deficit	(501,873)	(399,670)
Total liabilities and stockholders’ deficit	$32,179	$30,886

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Statement of Operations

For the three months ended March 31,

(unaudited)

	2020	2019

Revenue	$593	$114,498

Operating expenses
Direct costs of revenue	-	46,470
Professional fees	31,743	10,330
Salary expenses	31,250	28,580
Stock-based compensation	3,825	6,859
Other general and administrative expenses	32,451	64,329
Total operating expenses	99,269	156,568

Loss from operations	(98,676)	(42,070)

Other income (expenses)
Interest expense	(7,352)	(7,815)
Total other income (expenses)	(7,352)	(7,815)

Net loss	$(106,028)	$(49,885)

Earnings per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of shares of common stock - basic and fully diluted	36,100,583	22,841,741

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

March 31, 2020

(unaudited)

	Common Stock		Additional
		No	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2018	24,271,159	$1,785,369	$(149,769)	$(2,141,625)	$(506,025)
Issuance of common stock for services	37,500	4,000	2,859	-	6,859
Conversion of debt to common stock	4,487,358	314,114	-	-	314,114
Net loss for the three months ended March 31, 2019	-	-	-	(49,885)	(49,885)
Balance, March 31, 2019	28,796,017	$2,103,483	$(146,910)	$(2,191,510)	$(234,937)

Balance, December 31, 2019	36,075,995	$2,669,024	$(183,183)	$(2,885,511)	$(399,670)
Issuance of common stock for services	37,500	1,876	-	-	1,876
Amortize stock options	-	-	1,949	-	1,949
Net loss for the three months ended March 31, 2020	-	-	-	(106,028)	(106,028)
Balance, March 31, 2020	36,113,495	$2,670,900	$(181,234)	$(2,991,539)	$(501,873)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31,

(unaudited)

	2020	2019

Cash flows from operating activities:
Net loss	$(106,028)	$(49,885)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	871	871
Amortization expense	153	153
Stock-based compensation	3,825	6,859
Change in assets and liabilities:
Prepaid expense	(8,425)	(12,884)
Accounts payable and accrued expenses	7,500	7,909
Accounts payable and accrued expenses - related party	38,601	51,554
Deferred revenue	(593)	(45,186)
Net cash used in operating activities	(64,096)	(40,608)

Cash flows from financing activities:
Proceeds from related party loans and advances	57,989	77,814
Net cash provided by financing activities	57,989	77,814

Net increase in cash	(6,107)	37,206

Cash at beginning of period	8,267	2,434

Cash at end of period	$2,160	$39,640

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of related party debt to common stock	$-	$314,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

Company Background

Altitude International, Inc. (the “Company,” “we,” “us,” “our,” or “Altitude-NY”), was incorporated in the State of New York on July 13, 1994 as “Titan Computer Services, Inc.”

On June 27, 2017, the Company successfully closed a Share Exchange transaction (the “Share Exchange”) with the shareholders of Altitude International, Inc. (“Altitude”), a Wisconsin corporation. Altitude was incorporated on May 18, 2017 under the laws of the state of Wisconsin and has been operating as a wholly owned subsidiary of Altitude-NY since the Share Exchange. Altitude operates through Northern, Central, and South America sales to execute the current business plan of athletic training industry, specifically altitude training. Our objective is to be recognized as one of the upper tier specialty altitude training equipment providers in the Americas.

On February 13, 2018, the majority of the shareholders of the Company approved the amendment to the Articles of Incorporation to change the Company’s name from “Titan Computer Services, Inc.” to “Altitude International, Inc.” The purpose of the name change was to help further our brand identity and will reflect the major focus of our business operations, the manufacturing and distribution of products in the athletic training industry, specifically altitude training.

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

March 31, 2020

(unaudited)

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

Altitude will operate through Northern, Central, and South America sales to execute the current business plan of athletic training industry, specifically altitude training. Our objective is to be recognized as one of the upper tier specialty altitude training equipment providers.

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

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. These financial statements should be read in conjunction with that report.

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At March 31, 2020, we had $2,160 in cash. Our net losses incurred for the nine months ended March 31, 2020 were $106,028 and working capital deficit was $513,347 at March 31, 2020. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Machinery and equipment

3-5 Years

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of March 31, 2020, carrying value of patent was $10,906.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended March 31, 2020.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the nine months ended March 31, 2020, the Company had not experienced impairment losses on its long-lived assets.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2020 were $6,908.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2019. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2020.

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

March 31, 2020

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

NOTE 3 – FIXED ASSETS

The Company has fixed assets related to office equipment. The depreciation of the equipment is over a three-year period. As of March 31, 2020, and December 31, 2019, the Company had fixed assets, net of accumulated depreciation, of $874 and $1,745, respectively. The fixed assets are as follows:

	March 31,	December 31,
	2020	2019
Office equipment	$10,455	$10,455
Total fixed assets	10,455	10,455
Less: Accumulated depreciation	9,581	8,710
Fixed assets, net	$874	$1,745

Depreciation of the office equipment for the three months ended March 31, 2020 and 2019 were $871 and $871, respectively.

NOTE 4 – INTANGIBLE ASSETS - TRADEMARK

The Company has intangible assets related to a trademark. The amortization of the intangible asset is over a twenty-year period. As of March 31, 2020, and December 31, 2019, the Company had intangible assets, net of accumulated amortization, of $10,600 and $10,753, respectively. The intangible assets are as follows:

	March 31,	December 31,
	2020	2019
Trademark	$12,284	$12,284
Total intangible assets	12,284	12,284
Less: Accumulated amortization	1,684	1,531
Intangible assets, net	$10,600	$10,753

Amortization expense of the trademark for the three months ended March 31, 2020 and 2019 were $153 and $153, respectively.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

NOTE 5 – NOTES PAYABLE

Note payable
	March 31, 2020			December 31, 2019
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
David Vincent	$-	$-	$-	$20,000	$3,595	$23,595
David Vincent	-	-	-	40,000	6,707	46,707
Joseph B. Frost	40,000	16,696	56,696	40,000	4,252	44,252
Joseph B. Frost	500	56	556	500	6	506
Joseph B. Frost	10,000	3,346	13,346	10,000	833	10,833
Joseph B. Frost	13,000	4,272	17,272	13,000	1,012	14,012
David Vincent	-	-	-	5,000	48	5,048
David Vincent	-	-	-	15,000	26	15,026
Robert Kanuth	6,514	480	6,994	-	-	-
Robert Kanuth	6,544	449	6,993	-	-	-
Robert Kanuth	10,000	431	10,431	-	-	-
Robert Kanuth	-	96	96	-	-	-
Robert Kanuth	-	691	691	-	-	-
Robert Kanuth	-	176	176	-	-	-
Robert Kanuth	20,000	912	20,912	-	-	-
Robert Kanuth	10,000	506	10,506	-	-	-
Robert Kanuth	30,000	1,098	31,098	-	-	-
Robert Kanuth	8,000	269	8,269	-	-	-
Robert Kanuth	70,000	2,224	72,224	-	-	-
Robert Kanuth	9,000	253	9,253	-	-	-
Robert Kanuth	20,000	465	20,465	-	-	-
Robert Kanuth	10,000	195	10,195	-	-	-
Robert Kanuth	4,860	56	4,916	-	-	-
Robert Kanuth	10,000	75	10,075	-	-	-
Robert Kanuth	30,000	92	30,092	-	-	-
Robert Kanuth	3,129	1	3,130	-	-	-
Total	$311,547	$32,839	$344,386	$143,500	$16,479	$159,979

On February 7, 2018, Vincent, the Company’s majority shareholder and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On January 10, 2019, this note and accrued interest was converted into common stock.

On March 2, 2018, Frost, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, this note is in default and the accrued interest was $16,696, and the principal balance was $40,000.

On June 21, 2018, Vincent formalized various advances to the Company in the amount of $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On January 10, 2019, this note and accrued interest was converted into common stock.

On July 30, 2018, Frost, a director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment.  As of March 31, 2020, the accrued interest was $3,346, the principal balance was $10,000, and the note is in default.

On August 10, 2018, Frost, a director, loaned the Company $13,000 in the form of a promissory note. The note bears interest of 20% and has the term of six months, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, this note is in default and the accrued interest was $4,272, the principal balance was $13,000, and the note is in default.

On November 5, 2018, Frost, a director, loaned the Company $500 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the accrued interest was $56, and the principal balance was $500.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

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

On January 24, 2019, Kanuth, an officer and director, loaned the Company $11,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $11,000 and accrued interest of $319 was converted into common stock of the Company. As of March 31, 2020, the principal was $0 and the accrued interest not converted was $96. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

On February 4, 2019, Kanuth, an officer and director, loaned the Company $13,197 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $13,197 was converted into common stock of the Company. As of March 31, 2020, the principal was $0 and the accrued interest was $691. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

On February 4, 2019, Kanuth, an officer and director, loaned the Company $5,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $5,000 was converted into common stock of the Company. As of March 31, 2020, the principal was $0 and the accrued interest was $176. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

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

On April 30, 2019, Kanuth, an officer and director, loaned the Company $6,514 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the principal was $6,514 and the accrued interest was $480. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

On May 23, 2019, Kanuth, an officer and director, loaned the Company $6,544 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the principal was $6,544 and the accrued interest was $449. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

On August 13, 2019, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the principal was $10,000 and the accrued interest was $506. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

On September 5, 2019, Kanuth, an officer and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the principal was $20,000 and the accrued interest was $912. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

On September 16, 2019, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the principal was $10,000 and the accrued interest was $431. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

On October 16, 2019, Kanuth, an officer and director, loaned the Company $30,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the principal was $30,000 and the accrued interest was $1,098. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

On October 31, 2019, Kanuth, an officer and director, loaned the Company $8,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the principal was $8,000 and the accrued interest was $269. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

On November 8, 2019, Kanuth, an officer and director, loaned the Company $70,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the principal was $70,000 and the accrued interest was $2,224. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

On November 25, 2019, Kanuth, an officer and director, loaned the Company $9,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the principal was $9,000 and the accrued interest was $253. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

On December 17, 2019, Kanuth, an officer and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the principal was $20,000 and the accrued interest was $399. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

On January 3, 2020, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the principal was $10,000 and the accrued interest was $195. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

On February 8, 2020, Kanuth, an officer and director, loaned the Company $4,860 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the principal was $4,860 and the accrued interest was $56. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

On February 26, 2020, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the principal was $10,000 and the accrued interest was $75. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

On March 18, 2020, Kanuth, an officer and director, loaned the Company $30,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the principal was $30,000 and the accrued interest was $92. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

On March 31, 2020, Kanuth, an officer and director, loaned the Company $3,129 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2020, the principal was $3,129 and the accrued interest was $1. On April 7, 2020, the balance was converted into common stock of the Company (see Note 9).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of May 13, 2020, the Company did not have any legal actions pending against it.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2019, and March 31, 2020, the balance due to our former CEO, David Vincent, was recorded under stockholder’s advance of $36,211 and $36,211, respectively, which is a verbal agreement, non-interest bearing, unsecured and payable on demand. On February 9, 2018, the Board of Directors changed the arrangement whereas the advance would begin accruing interest at the rate of 20%. The Company had accrued expenses to David Vincent, as of December 31, 2018 of $57,948 which were converted into common stock on January 10, 2019.

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

March 31, 2020

(unaudited)

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

As of March 31, 2020, and December 31, 2019, the Company has no preferred stock issued and outstanding.

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

March 31, 2020

(unaudited)

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

March 31, 2020

(unaudited)

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

March 31, 2020

(unaudited)

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

As of March 31, 2020, and December 31, 2019, the Company has 36,138,495 and 36,075,995 shares of no par common stock issued, issuable, and outstanding.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

On January 25, 2019, the Company issued 250,000 options to Vincent. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of March 31, 2020, $5,392 was amortized. These options expired three months following Vincent’s resignation because they were not exercised prior to that time.

On January 25, 2019, the Company issued 250,000 options to Frost. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of March 31, 2020, $9,334 was amortized.

NOTE 9 – SUBSEQUENT EVENTS

On April 1, 2020, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for April 2020. The common stock of the Company is thinly traded and had a value of $0.025 per share, therefore the Company recorded the transaction at $313.

On April 7, 2020, Kanuth converted $257,916 of notes and accrued interest into 7,390,144 shares of common stock of the Company (see Note 7).

On May 1, 2020, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for May 2020. The common stock of the Company is thinly traded and had a value of $0.051 per share, therefore the Company recorded the transaction at $638.

On April 24, 2020, the Company formed a wholly-owned subsidiary in Wisconsin called “Altitude Sports Management Corp.” that will focus on sports management.

On May 5, 2020, the Company received $20,800 in the form of a loan through the CARES Act Paycheck Protection Program.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenue

The Company had revenue of $593 for the three months ended March 31, 2020 compared to $114,498 for the comparable period in 2019. The decrease in revenue is primarily attributable to the business not operating due to the COVID-19 pandemic.

Operating Expenses

The Company had operating expenses of $99,269 for the three months ended March 31, 2020 compared to $156,568 for the three months ended March 31, 2019. The decrease was primarily due to direct costs of revenue of $0 for 2020 compared to $46,470 for the same period in 2019. This decrease is primarily attributable to the business not operating due to the COVID-19 pandemic.

Net Loss

The Company had a net loss of $106,028 for the three months ended March 31, 2020 compared to $49,885 for the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, the Company had cash and cash equivalents of $2,160. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $320,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

We used cash in operations of $64,096 for the three months ended March 31, 2020. The negative cash flow from operating activities for the three months ended March 31, 2020 is attributable to the Company’s net loss from operations of $40,608.

We used cash in investing for financing activities of $0 for the three months ended March 31, 2020.

We had cash provided by financing activities of $57,989 for the three months ended March 31, 2020, consisting of loans from Kanuth.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 14, 2020, the Company issued 7,390,144 restricted shares of common stock to Robert Kanuth and Lesley Visser (“Kanuth”) upon the conversion of $257,916 in existing debt owed to Kanuth that has been accrued by the Company. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On April 14, 2020, the Company issued 62,500 restricted shares of common stock its legal counsel. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On April 24, 2020, the Company formed a wholly-owned subsidiary in Wisconsin called “Altitude Sports Management Corp.,” an entity that will providing fully integrated wealth, health, and career management services to its clients.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.1	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.2	Articles of Incorporation of Altitude International (incorporated by reference to the form 8-K filed by the Company on July 3, 2017).
3.2	Amended Articles of Incorporation filed on June 4, 2018 (incorporated by reference to the form 8-K filed on August 8, 2018).
10.1	Share Exchange Agreement (incorporated by reference to exhibit 3.2 to the form 8-K filed by the Company on July 3, 2017).
10.2	Licensing Agreement (incorporated by reference to exhibit 10.1 to the form 8-K filed by the Company on July 3, 2017).
10.3	Sole Distribution Agreement (incorporated by reference to exhibit 10.2 to the form 8-K filed by the Company on July 3, 2017).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document *
101 SCH	XBRL Taxonomy Extension Schema Document *
101 CAL	XBRL Taxonomy Calculation Linkbase Document *
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101 LAB	XBRL Taxonomy Labels Linkbase Document *
101 PRE	XBRL Taxonomy Presentation Linkbase Document *

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Robert Kanuth	Principal Executive Officer and Principal Financial	May 15, 2020
Robert Kanuth	and Accounting Officer

