Form 10-Q
period 2020-06-30
ALTITUDE INTERNATIONAL, INC
filed 2020-08-14
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,453,639 shares issued, issuable, and outstanding as of August __, 2020.

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

ALTITUDE INTERNATIONAL, INC.

(UNAUDITED)

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$2,652	$8,267
Prepaid expense	12,295	10,121
Total current assets	14,946	18,388

Fixed assets, net	-	1,745
Intangible assets, net	10,447	10,753
Total assets	$25,393	$30,886

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$69,200	$253,558
Notes payable	20,800	-
Accounts payable and accrued expenses	14,818	500
Accounts payable and accrued expenses - related party	199,503	139,098
Stockholders’ advance	36,211	36,211
Deferred revenue	-	1,189
Total current liabilities	340,532	430,556
Total liabilities	340,532	430,556

Commitments and contingencies - Note 5

Stockholders’ deficit
Preferred stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Common stock - no par value, 70,000,000 shares authorized, 43,541,139 and 36,075,995 shares issued, issuable, and outstanding at June 30, 2020 and December 31, 2019, respectively	2,930,354	2,669,024
Additional paid in capital	(179,263)	(183,183)
Accumulated deficit	(3,066,230)	(2,885,511)
Total stockholders’ deficit	(315,139)	(399,670)
Total liabilities and stockholders’ deficit	$25,393	$30,886

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Statement of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$593	$104,194	$1,186	$218,692

Operating expenses
Direct costs of revenue	-	57,418	-	103,888
Professional fees	13,590	30,582	45,333	40,912
Salary expenses	31,250	27,520	62,500	56,100
Stock-based compensation	3,509	6,480	7,334	13,338
Other general and administrative expenses	26,532	11,932	58,983	76,262
Total operating expenses	74,881	133,932	174,150	290,500

Loss from operations	(74,288)	(29,738)	(172,964)	(71,808)

Other income (expenses)
Interest expense	(403)	(7,911)	(7,755)	(15,726)
Total other income (expenses)	(403)	(7,911)	(7,755)	(15,726)

Net loss	$(74,691)	$(37,649)	$(180,719)	$(87,534)

Earnings per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common stock - basic and fully diluted	42,947,254	28,820,605	39,530,169	28,182,155

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

June 30, 2020

(unaudited)

	Common Stock		Additional
		No	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2018	24,271,159	$1,785,369	$(149,769)	$(2,141,625)	$(506,025)
Issuance of common stock for services	37,500	4,000	2,859	-	6,859
Conversion of debt to common stock	4,487,358	314,114	-	-	314,114
Net loss for the three months ended March 31, 2019	-	-	-	(49,885)	(49,885)
Balance, March 31, 2019	28,796,017	$2,103,483	$(146,910)	$(2,191,510)	$(234,937)
Issuance of common stock for services	37,500	2,538	(2,859)	-	(321)
Amortize stock options	-	-	6,800	-	6,800
Net loss for the three months ended June 30, 2019	-	-	-	(37,649)	(37,649)
Balance, June 30, 2019	28,833,517	$2,106,021	$(142,969)	$(2,229,159)	$(266,107)

Balance, December 31, 2019	36,075,995	$2,669,024	$(183,183)	$(2,885,511)	$(399,670)
Issuance of common stock for services	37,500	1,876	-	-	1,876
Amortize stock options	-	-	1,949	-	1,949
Net loss for the three months ended March 31, 2020	-	-	-	(106,028)	(106,028)
Balance, March 31, 2020	36,113,495	$2,670,900	$(181,234)	$(2,991,539)	$(501,873)
Issuance of common stock for services	37,500	1,538	-	-	1,538
Conversion of debt to common stock	7,390,144	257,916	-	-	257,916
Amortize stock options	-	-	1,971	-	1,971
Net loss for the three months ended June 30, 2020	-	-	-	(74,691)	(74,691)
Balance, June 30, 2020	43,541,139	$2,930,354	$(179,263)	$(3,066,230)	$(315,139)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30,

(unaudited)

	2020	2019

Cash flows from operating activities:
Net loss	$(180,719)	$(87,534)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,745	1,742
Amortization expense	306	306
Stock-based compensation	7,334	13,338
Change in assets and liabilities:
Accounts receivable	-	(50,879)
Prepaid expense	(2,174)	(3,448)
Accounts payable and accrued expenses	14,318	34,669
Accounts payable and accrued expenses - related party	75,976	157,640
Deferred revenue	(1,189)	(143,898)
Net cash used in operating activities	(84,404)	(78,064)

Cash flows from financing activities:
Proceeds from related party loans and advances	57,989	85,872
Proceeds from loan	20,800	-
Net cash provided by financing activities	78,789	85,872

Net increase in cash	(5,615)	7,808

Cash at beginning of period	8,267	2,434

Cash at end of period	$2,652	$10,242

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of related party debt to common stock	$257,916	$314,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL, INC.

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

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

On April 24, 2020, the Company formed a wholly owned subsidiary in Wisconsin called “Altitude Sports Management Corp.,” an entity that will providing fully integrated wealth, health, and career management services to its clients.

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

The unaudited condensed financial statements of the Company for the six month periods ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. These financial statements should be read in conjunction with that report.

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At June 30, 2020, we had $2,652 in cash. Our net losses incurred for the six months ended June 30, 2020 were $180,719 and working capital deficit was $325,586 at June 30, 2020. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of June 30, 2020, carrying value of patent was $10,447.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended June 30, 2020.

Recent Accounting Pronouncements

Recently Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – INTANGIBLE ASSETS - TRADEMARK

The Company has intangible assets related to a trademark. The amortization of the intangible asset is over a twenty-year period. As of June 30, 2020, and December 31, 2019, the Company had intangible assets, net of accumulated amortization, of $10,447 and $10,753, respectively. The intangible assets are as follows:

	June 30,	December 31,
	2020	2019
Trademark	$12,284	$12,284
Total intangible assets	12,284	12,284
Less: Accumulated amortization	1,837	1,531
Intangible assets, net	$10,447	$10,753

Amortization expense of the trademark for the six months ended June 30, 2020 and 2019 were $306 and $153, respectively.

NOTE 4 – NOTES PAYABLE

Note payable
	June 30, 2020			December 31, 2019
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
David Vincent	$-	$-	$-	$20,000	$3,595	$23,595
David Vincent	-	-	-	40,000	6,707	46,707
Joseph B. Frost	40,000	16,696	56,696	40,000	4,252	44,252
Joseph B. Frost	500	56	556	500	6	506
Joseph B. Frost	10,000	3,346	13,346	10,000	833	10,833
Joseph B. Frost	13,000	4,272	17,272	13,000	1,012	14,012
David Vincent	-	-	-	5,000	48	5,048
David Vincent	-	-	-	15,000	26	15,026
Robert Kanuth	-	-	-	-	-	-
Robert Kanuth	-	-	-	-	-	-
Robert Kanuth	-	92	92	-	-	-
Robert Kanuth	-	1	1	-	-	-
Total	$63,500	$24,463	$87,963	$143,500	$16,479	$159,979

On March 2, 2018, Frost, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2020, this note is in default and the accrued interest was $18,691, and the principal balance was $40,000.

On July 30, 2018, Frost, a director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2020, the accrued interest was $3,845, the principal balance was $10,000, and the note is in default.

On August 10, 2018, Frost, a director, loaned the Company $13,000 in the form of a promissory note. The note bears interest of 20% and has the term of six months, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2020, this note is in default and the accrued interest was $4,920, the principal balance was $13,000, and the note is in default.

On November 5, 2018, Frost, a director, loaned the Company $500 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2020, the accrued interest was $66, and the principal balance was $500.

On January 24, 2019, Kanuth, an officer and director, loaned the Company $11,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $11,000 and accrued interest of $319 was converted into common stock of the Company. On April 7, 2020, the accrued interest balance was converted into common stock of the Company (see Note 7).

On February 4, 2019, Kanuth, an officer and director, loaned the Company $13,197 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $13,197 was converted into common stock of the Company. On April 7, 2020, the accrued interest balance was converted into common stock of the Company (see Note 7).

On February 4, 2019, Kanuth, an officer and director, loaned the Company $5,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $5,000 was converted into common stock of the Company. On April 7, 2020, the accrued interest balance was converted into common stock of the Company (see Note 7).

On April 30, 2019, Kanuth, an officer and director, loaned the Company $6,514 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 7).

On May 23, 2019, Kanuth, an officer and director, loaned the Company $6,544 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 7).

On August 13, 2019, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 7).

On September 5, 2019, Kanuth, an officer and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 7).

On September 16, 2019, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 7).

On October 16, 2019, Kanuth, an officer and director, loaned the Company $30,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 7).

On October 31, 2019, Kanuth, an officer and director, loaned the Company $8,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 7).

On November 8, 2019, Kanuth, an officer and director, loaned the Company $70,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 8).

On November 25, 2019, Kanuth, an officer and director, loaned the Company $9,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 7).

On December 17, 2019, Kanuth, an officer and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 7).

On January 3, 2020, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 7).

On February 8, 2020, Kanuth, an officer and director, loaned the Company $4,860 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 7).

On February 26, 2020, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 7).

On March 18, 2020, Kanuth, an officer and director, loaned the Company $30,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. n April 7, 2020, the balance was converted into common stock of the Company (see Note 7).

On March 31, 2020, Kanuth, an officer and director, loaned the Company $3,129 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 7).

On April 9, 2020, Kanuth, an officer and director, loaned the Company $1,500 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2020, the principal balance was $1,500 and the accrued interest was $27.

On April 15, 2020, Kanuth, an officer and director, loaned the Company $4,200 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of June 30, 2020, the principal balance was $4,200 and the accrued interest was $71.

On May 5, 2020, the Company received $20,800 in the form of a loan through the CARES Act Paycheck Protection Program. The balance at June 30, 2020 was $20,800.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2019, and June 30, 2020, the balance due to our former CEO, David Vincent, was recorded under stockholder’s advance of $36,211 and $36,211, respectively, which is a verbal agreement, non-interest bearing, unsecured and payable on demand. On February 9, 2018, the Board of Directors changed the arrangement whereas the advance would begin accruing interest at the rate of 20%. The Company had accrued expenses to David Vincent, as of December 31, 2018 of $57,948 which were converted into common stock on January 10, 2019.

Altitude has an oral agreement with its Chairman of the Board and current CEO, Robert Kanuth, in which it will provide for reimbursement of private airline travel expenses incurred on behalf of the Company, for his use of an aircraft in which he has an interest in.. The remuneration package for the Chairman is currently under negotiation as are the terms and validity of a purported agreement between the Chairman and the Company’s CEO regarding shares to be transferred from the CEO to the Chairman upon sales milestones being reached. The Company and its subsidiaries were not parties to the purported agreement, and their property is not the subject of the purported agreement.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value. Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

As of June 30, 2020, and December 31, 2019, the Company has no preferred stock issued and outstanding.

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

On April 7, 2020, Kanuth converted $257,916 of notes and accrued interest into 7,390,144 shares of common stock of the Company, at the current market price of $0.345.

On May 1, 2020, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for May 2020. The common stock of the Company is thinly traded and had a value of $0.051 per share, therefore the Company recorded the transaction at $638.

On June 1, 2020, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for June 2020. The common stock of the Company is thinly traded and had a value of $0.047 per share, therefore the Company recorded the transaction at $588.

As of June 30, 2020, and December 31, 2019, the Company has 43,541,139 and 36,075,995 shares of no par common stock issued, issuable, and outstanding.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

On January 25, 2019, the Company issued 250,000 options to Vincent. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of June 30, 2020, $5,392 was amortized. These options expired three months following Vincent’s resignation because they were not exercised prior to that time.

On January 25, 2019, the Company issued 250,000 options to Frost. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of June 30, 2020, $16,697 was amortized.

NOTE 8 – SUBSEQUENT EVENTS

On July 1, 2020, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for July 2020. The common stock of the Company is thinly traded and had a value of $0.03 per share, therefore the Company recorded the transaction at $375.

On August 1, 2020, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for August 2020. The common stock of the Company is thinly traded and had a value of $0.03 per share, therefore the Company recorded the transaction at $375.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in the following MD&A and elsewhere throughout this Quarterly Report on Form 10-Q, including any documents incorporated by reference, that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of our management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 10-K and 10-Q.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

This discussion should be read in conjunction with our financial statements on our 2019 Form 10-K, and our financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenue

The Company had revenue of $593 for the three months ended June 30, 2020 compared to $104,194 for the comparable period in 2019. The decrease in revenue is primarily attributable to the business not operating due to the COVID-19 pandemic.

Operating Expenses

The Company had operating expenses of $74,881 for the three months ended June 30, 2020 compared to $133,932 for the three months ended June 30, 2019. The decrease was primarily due to direct costs of revenue of $0 for 2020 compared to $57,418 for the same period in 2019. This decrease is primarily attributable to the business not operating due to the COVID-19 pandemic.

Net Loss

The Company had a net loss of $74,691 for the three months ended March 31, 2020 compared to $37,649 for the three months ended March 31, 2019.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

Revenue

The Company had revenue of $1,186 for the six months ended June 30, 2020 compared to $218,692 for the comparable period in 2019. The decrease in revenue is primarily attributable to the business not operating due to the COVID-19 pandemic.

Operating Expenses

The Company had operating expenses of $174,150 for the six months ended June 30, 2020 compared to $290,500 for the six months ended June 30, 2019. The decrease was primarily due to direct costs of revenue of $0 for 2020 compared to $103,888 for the same period in 2019. This decrease is primarily attributable to the business not operating due to the COVID-19 pandemic.

Net Loss

The Company had a net loss of $180,719 for the six months ended June 30, 2020 compared to $87,534 for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash and cash equivalents of $2,652. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $320,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

We used cash in operations of $84,404 for the six months ended June 30, 2020. The negative cash flow from operating activities for the six months ended June 30, 2020 is attributable to the Company’s net loss from operations of $180,719.

We used cash in investing for financing activities of $0 for the six months ended June 30, 2020.

We had cash provided by financing activities of $78,789 for the six months ended June 30, 2020, consisting of loans from Kanuth.

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

In April 2020, the Company formed a wholly owned subsidiary, Altitude Sports Management Corp.

The Company has been impacted by the COVID-19 pandemic, and some of its earlier plans to further diversify its operations and expand its operating subsidiaries have been paused due to the economic uncertainty.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include disclosure under this item. We refer readers to our Form 10-K for additional risk factor disclosures.

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On April 24, 2020, the Company formed a wholly owned subsidiary in Wisconsin called “Altitude Sports Management Corp.”

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

SIGNATURE	TITLE	DATE

/s/ Robert Kanuth	Principal Executive Officer and Principal Financial	August 14, 2020
Robert Kanuth	and Accounting Officer

