Form 10-Q
period 2020-09-30
ALTITUDE INTERNATIONAL HOLDINGS, INC.
filed 2020-11-12
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2020

[  ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

(f/ka/ Altitude International, Inc.)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,500,264 shares issued, issuable, and outstanding as of November 6, 2020.

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(UNAUDITED)

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$1,659	$8,267
Prepaid expense	6,000	10,121
Total current assets	7,659	18,388

Fixed assets, net	-	1,745
Intangible assets, net	10,293	10,753
Total assets	$17,952	$30,886

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$69,200	$253,558
Notes payable	20,800	-
Accounts payable and accrued expenses	14,819	500
Accounts payable and accrued expenses - related party	78,872	139,098
Stockholders’ advance	36,211	36,211
Deferred revenue	-	1,189
Total current liabilities	219,902	430,556
Total liabilities	219,902	430,556

Commitments and contingencies - Note 5

Stockholders’ deficit
Preferred stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Common stock - no par value, 70,000,000 shares authorized, 51,500,264 and 36,075,995 shares issued, issuable, and outstanding at September 30, 2020 and December 31, 2019, respectively	3,089,661	2,669,024
Additional paid in capital	(137,537)	(183,183)
Accumulated deficit	(3,154,074)	(2,885,511)
Total stockholders’ deficit	(201,950)	(399,670)
Total liabilities and stockholders’ deficit	$17,952	$30,886

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Statement of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$-	$6,910	$1,186	$225,602

Operating expenses
Direct costs of revenue	-	(211)	-	103,677
Professional fees	-	13,559	45,333	54,471
Salary expenses	31,250	31,250	93,750	87,350
Stock-based compensation	2,367	435,819	9,701	449,157
Other general and administrative expenses	11,193	46,390	70,176	122,652
Total operating expenses	44,810	526,807	218,960	817,307

Loss from operations	(44,810)	(519,897)	(217,774)	(591,705)

Other income (expenses)
Loss on conversion of debt to common stock	(39,734)	(46,666)	(39,734)	(46,666)
Interest expense	(3,300)	(5,508)	(11,055)	(21,234)
Total other income (expenses)	(43,034)	(52,174)	(50,789)	(67,900)

Net loss	$(87,844)	$(572,071)	$(268,563)	$(659,605)

Earnings per share - basic and fully diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Weighted average number of shares of common stock - basic and fully diluted	50,710,241	32,923,639	43,288,259	29,762,895

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

September 30, 2020

(unaudited)

	Common Stock		Additional
		No	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2018	24,271,159	$1,785,369	$(149,769)	$(2,141,625)	$(506,025)
Issuance of common stock for services	37,500	4,000	2,859	-	6,859
Conversion of debt to common stock	4,487,358	314,114	-	-	314,114
Net loss for the three months ended March 31, 2019	-	-	-	(49,885)	(49,885)
Balance, March 31, 2019	28,796,017	$2,103,483	$(146,910)	$(2,191,510)	$(234,937)
Issuance of common stock for services	37,500	2,538	(2,859)	-	(321)
Amortize stock options	-	-	6,800	-	6,800
Net loss for the three months ended June 30, 2019	-	-	-	(37,649)	(37,649)
Balance, June 30, 2019	28,833,517	$2,106,021	$(142,969)	$(2,229,159)	$(266,107)
Issuance of common stock for services	6,121,644	561,891	-	-	561,891
Amortize stock options	-	-	3,984	-	3,984
Net loss for the three months ended September 30, 2019	-	-	-	(572,071)	(572,071)
Balance, September 30, 2019	34,955,161	$2,667,912	$(138,985)	$(2,801,230)	$(272,303)

Balance, December 31, 2019	36,075,995	$2,669,024	$(183,183)	$(2,885,511)	$(399,670)
Issuance of common stock for services	37,500	1,876	-	-	1,876
Amortize stock options	-	-	1,949	-	1,949
Net loss for the three months ended March 31, 2020	-	-	-	(106,028)	(106,028)
Balance, March 31, 2020	36,113,495	$2,670,900	$(181,234)	$(2,991,539)	$(501,873)
Issuance of common stock for services	37,500	1,538	-	-	1,538
Conversion of debt to common stock	7,390,144	257,916	-	-	257,916
Amortize stock options	-	-	1,971	-	1,971
Net loss for the three months ended June 30, 2020	-	-	-	(74,691)	(74,691)
Balance, June 30, 2020	43,541,139	$2,930,354	$(179,263)	$(3,066,230)	$(315,139)
Issuance of common stock for services	12,500	375	-	-	375
Conversion of debt to common stock	7,946,625	158,932	39,734	-	198,666
Amortize stock options	-	-	1,992	-	1,992
Net loss for the three months ended September 30, 2020	-	-	-	(87,844)	(87,844)
Balance, September 30, 2020	51,500,264	$3,089,661	$(137,537)	$(3,154,074)	$(201,950)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30,

(unaudited)

	2020	2019

Cash flows from operating activities:
Net loss	$(268,563)	$(659,605)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,745	2,613
Amortization expense	460	459
Loss from conversion of debt into common stock	39,734	46,666
Stock-based compensation	9,701	449,157
Change in assets and liabilities:
Prepaid expense	4,121	(8,523)
Accounts payable and accrued expenses	14,317	13,030
Accounts payable and accrued expenses - related party	114,277	102,562
Deferred revenue	(1,189)	(67,117)
Net cash used in operating activities	(85,397)	(120,758)

Cash flows from financing activities:
Proceeds from related party loans and advances	57,989	125,872
Proceeds from loan	20,800	-
Net cash provided by financing activities	78,789	125,872

Net increase (decrease) in cash	(6,608)	5,114

Cash at beginning of period	8,267	2,434

Cash at end of period	$1,659	$7,548

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of related party debt to common stock	$416,848	$393,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

Company Background

Altitude International Holdings, Inc. (f/k/a Altitude International, Inc., the “Company,” “we,” “us,” “our,” or “Altitude-NY”), was incorporated in the State of New York on July 13, 1994 as “Titan Computer Services, Inc.”

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

On August 21, 2020, the Company filed with the State of New York to change the name from Altitude International, Inc. to Altitude International Holdings, Inc.

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

The unaudited condensed financial statements of the Company for the nine month periods ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. These financial statements should be read in conjunction with that report.

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At September 30, 2020, we had $1,659 in cash. Our net losses incurred for the nine months ended September 30, 2020 were $268,563 and working capital deficit was $212,242 at September 30, 2020. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20 year life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of September 30, 2020, carrying value of patent was $10,293.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended September 30, 2020.

Recent Accounting Pronouncements

Recently Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – INTANGIBLE ASSETS - TRADEMARK

The Company has intangible assets related to a trademark. The amortization of the intangible asset is over a twenty-year period. As of September 30, 2020, and December 31, 2019, the Company had intangible assets, net of accumulated amortization, of $10,293 and $10,753, respectively. The intangible assets are as follows:

	September 30,	December 31,
	2020	2019
Trademark	$12,284	$12,284
Total intangible assets	12,284	12,284
Less: Accumulated amortization	1,991	1,531
Intangible assets, net	$10,293	$10,753

Amortization expense of the trademark for the nine months ended September 30, 2020 and 2019 were $460 and $459, respectively.

NOTE 4 – NOTES PAYABLE

Note payable
	September 30, 2020			December 31, 2019
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
David Vincent	$-	$-	$-	$20,000	$3,595	$23,595
David Vincent	-	-	-	40,000	6,707	46,707
Joseph B. Frost	40,000	20,707	60,707	40,000	4,252	44,252
Joseph B. Frost	500	76	576	500	6	506
Joseph B. Frost	10,000	4,349	14,349	10,000	833	10,833
Joseph B. Frost	13,000	5,576	18,576	13,000	1,012	14,012
David Vincent	-	-	-	5,000	48	5,048
David Vincent	-	-	-	15,000	26	15,026
Robert Kanuth	1,500	27	1,527	-	-	-
Robert Kanuth	4,200	71	4,271	-	-	-
Total	$69,200	$30,806	$100,006	$143,500	$16,479	$159,979

On March 2, 2018, Frost, a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of September 30, 2020, this note is in default and the accrued interest was $20,707, and the principal balance was $40,000.

On July 30, 2018, Frost, a director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of September 30, 2020, the accrued interest was $4,349, the principal balance was $10,000, and the note is in default.

On August 10, 2018, Frost, a director, loaned the Company $13,000 in the form of a promissory note. The note bears interest of 20% and has the term of six months, at which time all principal and interest will be paid in a balloon payment. As of September 30, 2020, this note is in default and the accrued interest was $5,576, the principal balance was $13,000, and the note is in default.

On November 5, 2018, Frost, a director, loaned the Company $500 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment. As of September 30, 2020, the accrued interest was $76, and the principal balance was $500.

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

On April 9, 2020, Kanuth, an officer and director, loaned the Company $1,500 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of September 30, 2020, the principal balance was $1,500 and the accrued interest was $27.

On April 15, 2020, Kanuth, an officer and director, loaned the Company $4,200 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of September 30, 2020, the principal balance was $4,200 and the accrued interest was $71.

On May 5, 2020, the Company received $20,800 in the form of a loan through the CARES Act Paycheck Protection Program. The balance at September 30, 2020 was $20,800.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of November 9, 2020, the Company did not have any legal actions pending against it.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2019, and September 30, 2020, the balance due to our former CEO, David Vincent, was recorded under stockholder’s advance of $36,211 and $36,211, respectively, which is a verbal agreement, non-interest bearing, unsecured and payable on demand. On February 9, 2018, the Board of Directors changed the arrangement whereas the advance would begin accruing interest at the rate of 20%. The Company had accrued expenses to David Vincent, as of December 31, 2018 of $57,948 which were converted into common stock on January 10, 2019.

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

As of September 30, 2020, and December 31, 2019, the Company has no preferred stock issued and outstanding.

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

On July 9, 2020, Frost converted $158,932 of debt into 7,946,625 shares of common stock. The conversion was at a discount whereas the fair market value was $198,666. The Company recognized a loss of $39,734 related to the discount.

As of September 30, 2020, and December 31, 2019, the Company has 51,500,264 and 36,075,995 shares of no par common stock issued, issuable, and outstanding.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

On January 25, 2019, the Company issued 250,000 options to Vincent. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of September 30, 2020, $5,912 was amortized. These options expired three months following Vincent’s resignation because they were not exercised prior to that time.

On January 25, 2019, the Company issued 250,000 options to Frost. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of September 30, 2020, $16,697 was amortized.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

The outbreak of the coronavirus (COVID-19) resulted in increased travel restrictions, and shutdown of businesses, which may cause slower recovery of the economy. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce if the virus continues to spread. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. The extent to which the coronavirus impacts our results will depend on future developments and reactions throughout the world, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus. It is likely to result in a potential material adverse impact on our business, results of operations and financial condition. Wider-spread COVID-19 globally could prolong the deterioration in economic conditions and could cause decreases in or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

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

Results of Operations

For the three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenue

The Company had revenue of $0 for the three months ended September 30, 2020 compared to $6,910 for the comparable period in 2019. The decrease in revenue is primarily attributable to the business not operating due to the COVID-19 pandemic.

Operating Expenses

The Company had operating expenses of $44,810 for the three months ended September 30, 2020 compared to $526,807 for the three months ended September 30, 2019. The decrease was primarily due to stock-based compensation of $2,367 for 2020 compared to $435,819 for the same period in 2019. This decrease is primarily attributable to the business not operating due to the COVID-19 pandemic.

Net Loss

The Company had a net loss of $87,844 for the three months ended September 30, 2020 compared to $572,071 for the three months ended September 30, 2019.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Revenue

The Company had revenue of $1,186 for the nine months ended September 30, 2020 compared to $225,602 for the comparable period in 2019. The decrease in revenue is primarily attributable to the business not operating due to the COVID-19 pandemic.

Operating Expenses

The Company had operating expenses of $218,960 for the nine months ended September 30, 2020 compared to $817,307 for the nine months ended September 30, 2019. The decrease was primarily due to direct costs of revenue of $0 for 2020 compared to $103,677 for the same period in 2019 and stock-based compensation of $9,701 for 2020 compared to $449,157 for the same period in 2019. This decrease is primarily attributable to the business not operating due to the COVID-19 pandemic.

Net Loss

The Company had a net loss of $268,563 for the nine months ended September 30, 2020 compared to $659,605 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash and cash equivalents of $1,659. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $320,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

We used cash in operations of $85,397 for the nine months ended September 30, 2020. The negative cash flow from operating activities for the nine months ended September 30, 2020 is attributable to the Company’s net loss from operations of $228,829.

We used cash in investing for financing activities of $0 for the nine months ended September 30, 2020.

We had cash provided by financing activities of $78,789 for the nine months ended September 30, 2020, consisting primarily of loans from Kanuth in the amount of $57,989.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 8, 2020, the Company issued 7,946,625 restricted shares of common stock to Joseph Frost (“Frost”) upon the conversion of $158,932 in existing debt owed to Frost that has been accrued by the Company. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On July 1, 2020, the Company issued 12,500 restricted shares of common stock its legal counsel. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

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

SIGNATURE	TITLE	DATE

/s/ Robert Kanuth	Principal Executive Officer and Principal Financial	November 12, 2020
Robert Kanuth	and Accounting Officer

