Form 10-K
period 2020-12-31
ALTITUDE INTERNATIONAL HOLDINGS, INC.
filed 2021-03-31
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

December 31, 2020

OR

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 000-55639

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

New York	13-3778988
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4500 SE Pine Valley Street

Port Saint Lucie, FL 34952

(Address of Principal Executive Offices)

772-323-0625

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $392,560 as of June 30, 2020, based upon a bid price of $0.0302 per share for the registrant’s common stock on such date.

On March 22, 2021, a total of 58,621,681 shares of our common stock were issued, issuable, and outstanding.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

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

PART I

ITEM 1. Business

Description of Business

Altitude International Holdings, Inc. (the “Company,” “we,” “us,” “our,” or “Altitude-NY”), was incorporated in the State of New York on July 13, 1994 as “Titan Computer Services, Inc.”

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

On February 13, 2018, the majority of the shareholders of the Company approved the amendment to the Articles of Incorporation to change the Company’s name from “Titan Computer Services, Inc.” to “Altitude International, Inc.” The purpose of the name change was to help further our brand identity reflect the major focus of our business operations, the manufacturing and distribution of products in the athletic training industry, specifically altitude training. On February 14, 2020, the majority of shareholders of the Company and the Board of Directors authorized a change in the Company’s name to “Altitude International Holdings, Inc.” to reflect more diversified operations going forward. On August 21, 2020, the name change was effected with the State of New York.

On February 10, 2021, The Company filed with the State of New York to increase the authorized shares of common stock of the Company to 600,000,000 shares.

Corporate History

Following the Share Exchange, the Company, through its operating subsidiary, Altitude, specializes in creating uniquely engineered, membrane-based designs for simulated altitude training environments. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers. Through a license agreement with Sporting Edge UK, a brand well-established in the United Kingdom, the Company intends to expand its technology into the American marketplace, where the appetite for increasing performance in elite athletes, professional sports, equine sports, and universities and colleges is immense.

Additionally, on April 24, 2020, the Company formed a wholly-owned subsidiary in Wisconsin called “Altitude Sports Management Corp.,” an entity that will providing fully integrated wealth, health, and career management services to its clients.

Further, on January 17, 2021, Altitude International Holdings, Inc. (the “Company” or “Altitude”) entered into a Letter of Intent (the “LOI”) with Breunich Holdings, Inc., a privately held Delaware corporation (“BHI”). The LOI sets forth the headline terms of a proposed Share Exchange of Altitude with BHI through which 100% of the BHI shares will be exchanged for up to 80% of then-issued and outstanding shares of Altitude.

Upon the terms and subject to the conditions set forth in the LOI, following the Share Exchange, (i) BHI and its subsidiaries will be wholly-owned subsidiaries of Altitude; (ii) BHI shareholders would own approximately 80% of the common shares of Altitude, and Altitude shareholders would own approximately 20% of the common shares of Altitude, with such percentages calculated on a fully diluted basis; and (iii) BHI has the right to appoint a majority of the directors of Altitude following the Share Exchange.

The completion of the Share Exchange would be subject to the satisfaction of specific conditions set forth in the LOI, including the completion of an audit of BHI and its subsidiaries and the parties first negotiating and executing a definitive Share Exchange agreement (the “Share Exchange Agreement”). These conditions may not ever be satisfied, the Company may never enter into a definitive Share Exchange Agreement with BHI, the Share Exchange with BHI may never be consummated, and even if it is, it may not be consummated on the terms described therein.

Competition

Currently, the membrane-based technology is not being well used in the United States. In North America, there exist some companies that provide altitude training masks, but the equipment is on a much smaller scale intended for personal use. This type of equipment employs PSA technology, which has reliability issues and a restricted altitude capacity.

There have been recent climate-controlled chamber successes in therapy and rehab environments. While used in the United States and North America, much of the membrane-based technology reflects continued use on a more personal basis. The impact of COVID-19 stalled most activities for much of 2020. In recent months, the Company has experienced a renewed interest in the university, college, military, and therapy sectors and professional sports teams.

Marketing and Customers

Our approach with major professional sports franchises has been an emphasis. Our recent sale to the Orlando Magic, the first sale in the NBA, and the past sales to the Miami Dolphins and Tulane University, corroborate our roll-out efforts for the U.S. professional market. We plan to market to franchise, college, military and therapy institutions interested in installing climate-controlled chambers in their performance facilities indicate renewed momentum for the 2021 season. Our outreach utilizes far-reaching relational capital as the point of entry for prospective targets. Our products and services support junior, adult, and professional individuals.

In December 2020, we brought on a new Chairman and CEO, Greg Breunich (“Breunich”). He has a notable career in training, education, and performance, having built IMG Academies from the ground up from 1978-2009 before establishing Club Med Academies located on Florida’s east coast. Breunich’ s initial plan is to add multiple related revenue streams to our business model, transitioning the existing business from a “one-off sale” operation to an entity with multiple year-on-year reoccurring related revenue streams. Breunich and Robert Kanuth, the former Chairman and CEO, reunited Greg Anthony, Professor Greg Whyte, and Dave Vincent to assist with ALTD’s new approach to growth. The team of Greg Breunich, Greg Anthony (former 11-year NBA player and current commentator for NBA TV and Turner Broadcast Network), and Professor Greg Whyte (arguably the foremost sports scientist and public figure on the topic of properly activated Altitude training) place ALTD in a formattable position to expand Altitudes climate-controlled environments in the US Market.

Our select group of ambassadors has maintained and cultivated expanded customer interest during these challenging times. As the COVID-19 cloud lifts Altitude and the team remain optimistic. Interested parties appear to be prepared to move forward with Altitude system purchases. Our recent Orlando Magic purchase is evidence of this renewed momentum.

●	Robert Kanuth	Businessman and ex-Harvard basketball star
●	Landon Adler	Ex-professional basketball player
●	Jonathan Goldfarb	Ex world top-50 tennis player
●	Ron Turner	Football coach from a famous coaching family
●	Lesley Visser	Outstanding sportscaster and media icon
●	Professor Greg Whyte	Internationally renowned Sports Physiologist

Altitudes second demonstration facility to be installed and used at Club Med Academies will serve as headquarters for ALTD’s R&D center hosting junior, adult, professional individuals and teams on a daily year-round basis. Professor Greg Whyte will be on point guiding protocol enhancement and application at the center.

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

Business Strategy

Altitude will transition to a multi-discipline enterprise in 2021, blending income streams from performance-based education, sports, arts, science, and technology. The go-to-market method will be through packaged tuition-oriented services, chargeable support services, actual product system sales. The targeted consumer segments include but are not limited to juniors, adults, professionals. ALTD’s multi-discipline approach consists of wholly owned stand-alone academies, wellness, and manufacturing/assembly facilities. These operations generate reoccurring year-on-year revenue and represent best-in-class high-performance methodology/protocols for training, education, and therapy environments.

Industry Operating Environment

We believe the industry operating environment is ready for our products and our focus is climate-controlled rooms. The blended business approach that Altitude has adopted will substantiate our product in the marketplace through education and applied use of our systems and protocols. In the academies’ operations alone, participants attend from 40 nations around the world. Professional athletes and professional teams utilize the facilities from Europe, South America, and Asia.

Development

Altitude will be establishing its manufacturing in the United States, taking ownership of our cost to retail structure. Currently, “Made in the USA” carries weight worldwide at the consumer level.

The product designs licensed from Sporting Edge UK are proven and cover a wide range of room sizes. The only requirement is to change from metric to imperial sizes where necessary.

There are three unique elements to the Altitude Systems:

●	Sophisticated Touch Screen control systems capable of integrating the control of simulated altitude, temperature and humidity.

●	A unique design of Air Separation Unit with only a single active part that provides for ultra-reliable operation and a design life of greater than fifteen years.

●	Proven training protocols that allow the desired training benefits to be achieved.

We have included some photos of what our systems look like:

Manufacturing consists primarily of the assembly of components into unique licensed designs. In the coming months, a team from the U.K. will come to the States to assist with the setup of our existing manufacturing plant. Initial recruitment of technically capable persons will be necessary, followed by short training blocks to pass on the required skills.

Competition

Currently, the membrane-based technology is not being well used in the United States. In North America, there exist some companies that provide altitude training masks, but the equipment is on a much smaller scale intended for personal use. This type of equipment employs PSA technology, which has reliability issues and a restricted altitude capacity. Environment Controlled Systems will ultimately be a must have and become a part of everyday training, rehab and regeneration. The market is not aware of this fact thus the significant upside opportunity for ALTD. As we enter the target market segments and expand the use of our systems the Altitude training will become part of the norm.

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

Employees

We currently have five part-time employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. Properties

We do not own any property, nor do we have any contracts or options to acquire any property in the future. Presently, we are operating out of our CEO’s office, which he allows us to use for no charge.

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

Classes of Stock

We have two classes of stock: common stock and preferred stock. There are 58,621,681 shares of our common stock were issued and outstanding as of March 22, 2021 and no shares of preferred stock issued and outstanding.

On February 10, 2021, the Company filed amended Articles of Incorporation with the State of New York to amend its authorized shares of common stock by an additional 530,000,000 whereas the total authorized is a total of 605,000,000 shares of capital stock consisting of (i) 600,000,000 shares of common stock, no par value, and (ii) 5,000,000 shares of preferred stock, no par value.

Security Holders

On March 19, 2021, there were approximately 91 record holders of our common stock.

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

On February 10, 2021, the Company issued shares of common stock to certain individuals for their service to the Company. Gregory C. Anthony was issued 5,000,000 restricted shares of common stock, Greg Whyte was issued 1,500,000 restricted shares of common stock, certain consultants were issued 140,000 restricted shares of common stock and its legal counsel was issued 37,500 restricted shares of common stock. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 10, 2021, the Company filed amended Articles of Incorporation with the State of New York to amend its authorized shares of common stock by an additional 530,000,000 whereas the total authorized is a total of 605,000,000 shares of capital stock consisting of (i) 600,000,000 shares of common stock, no par value, and (ii) 5,000,000 shares of preferred stock, no par value.

On February 8, 2021, Frost exercised 250,000 options at $0.077 per share for $19,250. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 9, 2021, Frost converted $90,708 of payable due to him in exchange for 181,417 shares of common stock of the Company. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

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

There are currently no stock options currently issued and outstanding under the 2017 Plan, as all 250,000 remaining stock options issued and outstanding were exercised on February 8, 2021.

ITEM 6. Selected Financial Data

Not Applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in the following MD&A and elsewhere throughout this Quarterly Report on Form 10-K, including any documents incorporated by reference, that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

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

Plan of Operation

The 2021 operational plan consists of:

1.	Establishing the different classes associated with the expanded ALTD operations. The divisions to include:

●	Altitude Chamber Technology Division
●	Tennis, Golf, Basketball, and Academic Academies Division
●	Soccer Academy Division
●	Water Manufacturing/Technology Division
●	Cleaning and Sanitation Division
●	Altitude Wellness Division

2.	Adopt a comprehensive branding, marketing, digital and social media strategy for the revenue lines above.
3.	Update back-office administrative plan and adopt a staffing and management hierarchy for the multi-discipline operation.

On February 17, 2021, Altitude International Holdings, Inc. entered into a Proposal for Services with Orlando Magic Ltd. through which the Company agreed to manufacture, install and commission an altitude chamber at the Orlando Magic Training Facility in Orlando, FL. On February 22, 2022, the Company entered into a Sponsorship Agreement with the Orlando Magic.

Commercial operations are centered in Florida.

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

Results of Operations

For the year ended December 31, 2020 compared to the period ended December 31, 2019

Revenues

We had $1,186 and $226,195 of revenue for the period ended December 31, 2020 and 2019, respectively. The Company had a decrease in revenue due to the effects of COVID-19.

Direct Costs of Revenue

Direct costs of revenue for the period ended December 31, 2020 and 2019 were $0 and $89,647, respectively.

Operating Expenses

Operating expenses for the period ended December 31, 2020 and 2019 were $275,644 and $856,454, respectively. The decrease in expenses for 2020 compared to 2019 were comprised primarily of stock-based compensation of $13,168 compared to $452,261, respectively.

Other Income (Expenses)

Other expenses for the period ended December 31, 2020 and 2019 were $54,089 and $23,979, respectively.

Net Loss

Net loss for the period ended December 31, 2020 and 2019 was $328,547 and $743,886, respectively.

Liquidity and Capital Resources

We had a cash balance of $485 and negative working capital of $298,201 at December 31, 2020.

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

Going Concern

The Company has a net loss for the year ended December 31, 2020 of $328,547 and a working capital deficit as of December 31, 2020 of $298,201 and has cash used by operations of $86,571 for the year ended December 31, 2020. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Sources and Uses of Cash

Operating activities during the period ended December 31, 2020 used $86,571 of net cash. Net cash used in investing activities was $0 for the period ended December 31, 2020. Net cash provided by financing activities of $78,789 was received from the issuance of common stock and shareholder advances during the period ended December 31, 2020. Operating activities during the period ended December 31, 2019 used $262,039 of net cash. Net cash used in investing activities was $0 for the period ended December 31, 2019. Net cash provided by financing activities of $267,872 was received from the issuance of common stock and shareholder advances during the period ended December 31, 2019.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2020 and 2019.

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

Revenue Recognition. Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company recognizes revenue upon completion of our performance obligations or expiration of the contractual time to use services such as professional service hours purchased in bulk for a given time period.

Stock-Based Compensation. In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. Any transition impact will be a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period and early adoption is permitted. We adopted this guidance on January 1, 2019 and the adoption of ASU No. 2018-07 did not have a material impact on our financial statements.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 8. Financial Statements

ALTITUDE INTERNATIONAL HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Altitude International Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altitude International Holdings, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

March 29, 2021

www.bfbcpa.us

5400 W Cedar Ave, Lakewood, CO 80226 PH: 303-953-1454 FAX: 720-251-8836

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Consolidated Balance Sheets

December 31,

	2020	2019
ASSETS
Current assets
Cash	$485	$8,267
Prepaid expense	3,000	10,121
Total current assets	3,485	18,388

Fixed assets, net	-	1,745
Intangible assets, net	-	10,753
Total assets	$3,485	$30,886

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$69,200	$253,558
Notes payable	20,800	-
Accounts payable and accrued expenses	62,053	500
Accounts payable and accrued expenses - related party	113,422	139,098
Stockholders’ advance	36,211	36,211
Deferred revenue	-	1,189
Total current liabilities	301,686	430,556
Total liabilities	301,686	430,556

Commitments and contingencies - Note 5

Stockholders’ deficit
Preferred stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019, respectively	-	-
Common stock - no par value, 70,000,000 shares authorized, 51,537,764 and 36,075,995 shares issued, issuable, and outstanding at December 31, 2020 and 2019, respectively	3,091,136	2,669,024
Additional paid in capital	(175,279)	(183,183)
Accumulated deficit	(3,214,058)	(2,885,511)
Total stockholders’ deficit	(298,201)	(399,670)
Total liabilities and stockholders’ deficit	$3,485	$30,886

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Consolidated Statement of Operations

For the years ended December 31,

	2020	2019

Revenue	$1,186	$226,195

Operating expenses
Direct costs of revenue	-	89,647
Professional fees	52,833	65,473
Salary expenses	125,000	118,600
Stock-based compensation	13,168	452,261
Impairment expense	10,141	-
Other general and administrative expenses	74,502	220,121
Total operating expenses	275,644	946,102

Loss from operations	(274,458)	(719,907)

Other income (expenses)
Loss on conversion of debt to common stock	(39,734)	(1,300)
Interest expense	(14,355)	(22,679)
Total other income (expenses)	(54,089)	(23,979)

Net loss	$(328,547)	$(743,886)

Earnings per share - basic and fully diluted	$(0.01)	$(0.02)

Weighted average number of shares of common stock - basic and fully diluted	45,323,448	31,284,406

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

December 31, 2020

	Common Stock		Additional
		No	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2018	24,271,159	$1,785,369	$(149,769)	$(2,141,625)	$(506,025)
Issuance of common stock for services	6,183,334	444,796	-	-	444,796
Conversion of debt to common stock	5,621,502	438,859	(46,190)	-	392,669
Amortization of stock options	-	-	12,776	-	12,776
Net loss for the period ended December 31, 2019	-	-	-	(743,886)	(743,886)
Balance, December 31, 2019	36,075,995	$2,669,024	$(183,183)	$(2,885,511)	$(399,670)

Balance, December 31, 2019	36,075,995	$2,669,024	$(183,183)	$(2,885,511)	$(399,670)
Issuance of common stock for services	75,000	5,264	-	-	5,264
Conversion of debt to common stock	15,336,769	416,848	-	-	416,848
Amortization of stock options	-	-	7,904	-	7,904
Net loss for the period ended December 31, 2020	-	-	-	(328,547)	(328,547)
Balance, December 31, 2020	51,487,764	$3,091,136	$(175,279)	$(3,214,058)	$(298,201)

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31,

	2020	2019

Cash flows from operating activities:
Net loss	$(328,547)	$(743,886)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,745	3,484
Amortization expense	612	612
Loss from conversion of debt into common stock	39,734	1,300
Impairment expense	10,141	-
Stock-based compensation	13,168	452,261
Change in assets and liabilities:
Prepaid expense	7,121	(4,569)
Accounts payable and accrued expenses	61,551	(6,500)
Accounts payable and accrued expenses - related party	109,093	102,969
Deferred revenue	(1,189)	(67,710)
Net cash used in operating activities	(86,571)	(262,039)

Cash flows from financing activities:
Proceeds from related party loans and advances	57,989	267,872
Proceeds from loan	20,800	-
Net cash provided by financing activities	78,789	267,872

Net increase (decrease) in cash	(7,782)	5,833

Cash at beginning of period	8,267	2,434

Cash at end of period	$485	$8,267

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of related party debt to common stock	$416,848	$393,928

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONALHOLDINGS, INC.

and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2020

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

On February 10, 2021, The Company filed with the State of New York to increase the authorized shares of common stock of the Company to 600,000,000 shares.

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

Altitude International Holdings, Inc.

Altitude International Holdings, Inc. (“Altitude”) was incorporated on May 18, 2017 under the laws of the state of Wisconsin with 100,000,000 authorized common stock with $0.001 par value. On May 18, 2017, 6,102,000 shares of common stock at $0.001 (par) were issued as founder shares, valued at a total of $6,102 to 15 individuals. These shares were issued for future potential services from these various individuals and as of the date of this issuance, no value was placed on these future potential services and were therefore recorded at par value as stock-based compensation to the founders.

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

On June 27, 2019, Greg Anthony and Peter Sandore were elected to serve on the Board of Directors.

On August 20, 2019, Dave Vincent resigned as a director and CTO of the Company.

On September 19, 2019, Greg Anthony was appointed as President of the Company.

On July 6, 2020, Greg Whyte resigned as a director of the Company.

On July 28, 2020, Peter Sandore resigned as director of the Company.

On December 20, 2020, Greg Whyte, David Vincent, and Greg Breunich were appointed as directors of the Company to fill the vacancies left upon the resignation of its former directors.

On January 6, 2021, Robert Kanuth, Chief Executive Officer, Chief Financial Officer, and a member of the Board of Directors resigned as Chief Executive Officer and Chief Financial Officer of the Company. He also resigned as Chairman of the Board of Directors but remains a member of the Board of Directors of the Company.

On January 6, 2021, Greg Breunich was appointed Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of the Company.

On February 2, 2021, Greg Anthony was appointed Chief Communications Officer and Company Spokesperson of the Company.

On March 19, 2021, Joseph B. Frost resigned as a director and officer of the Company.

On March 24, 2021, Gabe Jaramillo was appointed as Executive Vice President and Director of Tennis Training. On March 26, 2021, Mr. Jaramillo was appointed to the Board of Directors of the Company.

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

The consolidated financial statements of the Company for the years ended December 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At December 31, 2020, we had $485 in cash. Our net losses incurred for the year ended December 31, 2020 were $328,547 and working capital deficit was $298,201 at December 31, 2020. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompany financial statements have been prepared assuming that the Company will continues as a going concern.

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

Machinery and equipment

3-5 Years

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20-year life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. Any transition impact will be a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period and early adoption is permitted. We adopted this guidance on January 1, 2019 and the adoption of ASU No. 2018-07 did not have a material impact on our financial statements. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2020. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the year ended December 31, 2020.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options, which simplifies accounting for convertible instruments. The new guidance eliminates two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

Recently Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – FIXED ASSETS

The Company has fixed assets related to office equipment. The depreciation of the equipment is over a three-year period. As of December 31, 2020, and December 31, 2019, the Company had fixed assets, net of accumulated depreciation, of $0 and $1,745, respectively. The fixed assets are as follows:

	December 31,	December 31,
	2020	2019
Office equipment	$10,455	$10,455
Total fixed assets	10,455	10,455
Less: Accumulated depreciation	10,455	8,710
Fixed assets, net	$-	$1,745

Depreciation of the office equipment for the year ended December 31, 2020 was $1,745.

NOTE 4 – INTANGIBLE ASSETS - TRADEMARK

The Company has intangible assets related to a trademark. The amortization of the intangible asset is over a twenty-year period. As of December 31, 2020, and December 31, 2019, the Company had intangible assets, net of accumulated amortization, of $0 and $10,753, respectively. The intangible assets are as follows:

	December 31,	December 31,
	2020	2019
Trademark	$12,284	$12,284
Total intangible assets	12,284	12,284
Less: Accumulated amortization	2,143	1,531
Less: Impairment expense	10,141	-
Intangible assets, net	$-	$10,753

Amortization expense of the trademark for the year ended December 31, 2020 was $612. At December 31, 2020, the Company determined that the trademark should be fully impaired.

NOTE 5 – NOTES PAYABLE

Note payable
	December 31, 2020			December 31, 2019
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Joseph B. Frost	$40,000	$22,723	$62,723	$40,000	$14,707	$54,707
Joseph B. Frost	500	86	586	500	46	546
Joseph B. Frost	10,000	4,853	14,853	10,000	2,849	12,849
Joseph B. Frost	13,000	6,231	19,231	13,000	3,626	16,626
Robert Kanuth	-	-	-	6,514	350	6,864
Robert Kanuth	-	-	-	6,544	318	6,862
Robert Kanuth	-	-	-	10,000	232	10,232
Robert Kanuth	-	-	-	-	96	96
Robert Kanuth	-	-	-	-	691	691
Robert Kanuth	-	-	-	-	176	176
Robert Kanuth	-	-	-	20,000	513	20,513
Robert Kanuth	-	-	-	10,000	307	10,307
Robert Kanuth	-	-	-	30,000	500	30,500
Robert Kanuth	-	-	-	8,000	109	8,109
Robert Kanuth	-	-	-	70,000	825	70,825
Robert Kanuth	-	-	-	9,000	73	9,073
Robert Kanuth	-	-	-	20,000	68	20,068
Robert Kanuth	1,500	88	1,588	-	-	-
Robert Kanuth	4,200	240	4,440	-	-	-
Total	$69,200	$34,221	$103,421	$253,558	$25,486	$279,044

On March 2, 2018, Frost, then a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2020, this note is in default and the accrued interest was $22,423, and the principal balance was $40,000. See Note 10.

On July 30, 2018, Frost, then a director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2020, the accrued interest was $4,853, the principal balance was $10,000, and the note is in default. See Note 10.

On August 10, 2018, Frost, a director, loaned the Company $13,000 in the form of a promissory note. The note bears interest of 20% and has the term of six months, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2020, this note is in default and the accrued interest was $6,231, the principal balance was $13,000, and the note is in default. See Note 10.

On November 5, 2018, Frost, a director, loaned the Company $500 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2020, the accrued interest was $86, and the principal balance was $500. See Note 10.

On January 24, 2019, Kanuth, an officer and director, loaned the Company $11,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $11,000 and accrued interest of $319 was converted into common stock of the Company. On April 7, 2020, the accrued interest balance was converted into common stock of the Company (see Note 8).

On February 4, 2019, Kanuth, an officer and director, loaned the Company $13,197 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $13,197 was converted into common stock of the Company. On April 7, 2020, the accrued interest balance was converted into common stock of the Company (see Note 8).

On February 4, 2019, Kanuth, an officer and director, loaned the Company $5,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $5,000 was converted into common stock of the Company. On April 7, 2020, the accrued interest balance was converted into common stock of the Company (see Note 8).

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

On April 9, 2020, Kanuth, an officer and director, loaned the Company $1,500 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2020, the principal balance was $1,500 and the accrued interest was $88.

On April 15, 2020, Kanuth, an officer and director, loaned the Company $4,200 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of December 31, 2020, the principal balance was $4,200 and the accrued interest was $240.

On May 5, 2020, the Company received $20,800 in the form of a loan through the CARES Act Paycheck Protection Program. The balance at December 31, 2020 was $20,800.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of March 22, 2020, the Company did not have any legal actions pending against it.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2019, and 2020, the balance due to our former CEO, David Vincent, was recorded under stockholder’s advance of $36,211 and $36,211, respectively, which is a verbal agreement, non-interest bearing, unsecured and payable on demand. On February 9, 2018, the Board of Directors changed the arrangement whereas the advance would begin accruing interest at the rate of 20%. The Company had accrued expenses to David Vincent, as of December 31, 2018 of $57,948 which were converted into common stock on January 10, 2019.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value. Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

As of December 31, 2020, and 2019, the Company has no preferred stock issued and outstanding.

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

On April 7, 2020, Kanuth converted $257,916 of notes and accrued interest into 7,390,144 shares of common stock of the Company, at the closing market price of $0.345 on April 3, 2020 when the conversion was agreed.

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

On August 1, 2020, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for October 2020. The common stock of the Company is thinly traded and had a value of $0.05 per share, therefore the Company recorded the transaction at $375.

On November 1, 2020, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for November 2020. The common stock of the Company is thinly traded and had a value of $0.043 per share, therefore the Company recorded the transaction at $538.

On December 1, 2020, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for December 2020. The common stock of the Company is thinly traded and had a value of $0.045 per share, therefore the Company recorded the transaction at $563.

As of December 31, 2020, and 2019, the Company has 51,537,764 and 36,075,995 shares of no par common stock issued, issuable, and outstanding.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

On January 25, 2019, the Company issued 250,000 options to Vincent. The options vested at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. These options expired three months following Vincent’s resignation in 2019 because they were not exercised prior to that time.

On January 25, 2019, the Company issued 250,000 options to Frost. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of December 31, 2020, $20,681 was amortized. On February 8, 2021, Frost exercised 250,000 options at $0.077 per share for $19,250. See Note 10.

NOTE 9 – INCOME TAXES

As of December 31, 2020, the Company has net operating loss carry forwards of $1,053,093 that $290,405 may be available to reduce future years’ taxable income through 2037 and $762,688 may be available to reduce future years’ taxable income indefinitely. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2020 and 2019), as follows:

	December 31,	December 31,
	2020	2019
Tax expense (benefit) at the statutory rate	$(66,230)	$(61,241)
State income taxes, net of federal income tax benefit	(15,769)	(14,581)
Change in valuation allowance	81,999	75,822
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2020 and 2019 remains to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019, are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$247,032	$165,033
Timing differences	-	-
Total gross deferred tax assets	247,032	165,033
Less: Deferred tax asset valuation allowance	(247,032)	(165,033)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2020 and 2019 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $244,395 and $165,033 as of December 31, 2020 and 2019, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On January 1, 2021, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for January 2021. The common stock of the Company is thinly traded and had a value of $0.103 per share, therefore the Company recorded the transaction at $1,288.

On February 1, 2021, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for February 2021. The common stock of the Company is thinly traded and had a value of $0.295 per share, therefore the Company recorded the transaction at $3,688.

On February 10, 2021, the Company filed amended Articles of Incorporation with the State of New York to amend its authorized shares of common stock by an additional 530,000,000 whereas the total authorized is a total of 605,000,000 shares of capital stock consisting of (i) 600,000,000 shares of common stock, no par value, and (ii) 5,000,000 shares of preferred stock, no par value.

On February 2, 2021, the Company issued shares of common stock for services as follows: Elizabeth K. Stahl, 40,000; Robin K. Walker, 100,000; Greg Whyte, 1,500,000; and Greg Anthony, 5,000,000.

On February 8, 2021, Frost exercised 250,000 options at $0.077 per share for $19,250. See Note 8.

In February 2021, the Company paid Frost the principal and accrued interest on the notes payable dated March 1, 2018, July 30, 2018, August 10, 2018 and November 5, 2018. See Note 5.

On March 1, 2021, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for March 2021. The common stock of the Company is thinly traded and had a value of $0.708 per share, therefore the Company recorded the transaction at $8,850.

On March 9, 2021, Frost converted $90,708 of payable due to him in exchange for 181,417 shares of common stock of the Company.

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

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2020 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2020, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

●	The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

●	The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our board members and executive officers as of March 22, 2021:

Name	Age	Position
Greg Breunich	62	CEO and Chairman
Greg Anthony	52	Director, President and CCO
Lesley Visser	67	Director
Gregory Whyte	53	Director
Robert Kanuth	73	Director
David Vincent	71	Director
Gabe Jaramillo	65	Director and Executive Vice President

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Greg Breunich, Chairman, Chief Executive Officer and Chief Financial Officer

Mr. Breunich, age 62, created and began building the IMG Academy in 1978, at the age of 21. Under his stewardship and service as the Senior Vice President and Managing Director, IMG became the international gold standard in elite athletic training and education, producing some of the most famous athletes in the world. Breunich left IMG in 2009 and for the last ten years has been developing his next generation of sports academies in Port St. Lucie and North Miami Beach. He is the co-founder of Nick Bollettieri Tennis Academy, Founder of the David Leadbetter Golf Academy, IMG Soccer Academy, IMG Basketball, Academy, IMG Baseball Academy, IMG International Performance Institute, IMG Academy (Pendleton School), Bollettieri Sports Medicine Institute, IMG Mountain Sports Academy (Speed Skiing, Snow Boarding, FreeStyle), Bollettieri Development Co., Academy Park Development Company, IMG Academy Golf and Country Club, Legends Bay Development Co., Legends Cove Development Co. He Co-Developed Sagemont Online High School (a private labeled University of Miami Online High School later acquired re-named Kaplan Online High School) & Virtual Sage (online academic curriculum publishing company), Med Group development company, Celebrity Auto Company, JMC Landscaping, North Miami Beach Academy, Trident Water Company, and numerous other development companies and real estate partnerships.

Greg Anthony, Director, Chief Communications Officer and President

Greg Anthony, 52, is an American former professional basketball player who is a television analyst for NBA TV and Turner Sports. He played 12 seasons in the National Basketball Association. Anthony also contributes to Yahoo! Sports as a college basketball analyst and serves as a co-host/analyst on SiriusXM NBA Radio. Anthony played his freshman year of college basketball for the University of Portland where he was the WCC Freshman of the Year before transferring to the University of Nevada, Las Vegas. In his junior season with UNLV, the Runnin’ Rebels won the 1990 NCAA Championship game.

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

In 2014 Professor Greg Whyte was awarded an OBE for his services to Sport, Sport Science & Charity, and was voted as one of the Top 10 Science Communicators in the UK by the British Science Council. Greg is an Olympian in modern pentathlon and is a European and World Championship medalist. He is an expert in the field of sports and exercise science. Graduating from Brunel University, he furthered his studies with an MSc in human performance in the USA and completed his PhD at St. Georges Hospital Medical School, London. Greg is currently a Professor of Applied Sport and Exercise Science at Liverpool John Moore’s University and Director of Performance at the Centre for Health and Human Performance at 76 Harley Street, London. Greg’s former roles include Director of Research for the British Olympic Association and Director of Science & Research for the English Institute of Sport.

Greg is the preeminent authority on Exercise Physiology and Sports and Exercise Performance in the UK. An internationally recognized expert in the field, Greg has extensive professional experience assessing, treating and improving the performance of patients, sporting enthusiasts and athletes ranging from cancer sufferers to celebrities attempting their first mountain summit to Gold medal seeking Olympians.

Greg is well-known for his involvement in Comic Relief, since 2006 Greg has applied his sports science work to assist various celebrities in completing some of the toughest challenges. Greg has trained, motivated and successfully coached 23 Sport & Comic Relief Challenges including: the comedian David Walliams to swim across the English Channel the Gibraltar Straits and the length of the Thames; James Cracknell to run, cycle and swim to Africa; a team of 9 celebrities including Cheryl Cole, Chris Moyles and Gary Barlow to climb Mt. Kilimanjaro; Eddie Izzard to run a remarkable 43 marathons in 50 days; Christine Bleakley to waterski across the English Channel; Dermot O’Leary, Oly Murrs and others to cross the driest desert in Africa; John Bishop to complete ‘Bishops Week of Hell’ that involved John cycle, row and run from Paris to London; and Davina McCall in her ‘Beyond Breaking Point’ 506 mile ultra-triathlon. This year, Greg supported Jo Brand on her ‘Hell of a Walk’ from Hull to Liverpool and Radio 1’s Greg James on his 5 triathlons in 5 cities in 5 days.

In 2019 Greg trained Claudia Winkleman and Tess Daly for a 24-hour Danceathon and raised over £700,000 for Comic Relief. 10 years on since Greg took the original 9 nine celebrities to Kilimanjaro, he found another 9 celebrities to attempt the challenge the list included Dani Dyer, Osi Umenyiora, Dan Walker, Alexander Armstrong, Shirley Ballas, Ed Balls, Jade Thirlwall and Leigh-Anne Pinnock and Anita Rani. Greg and the celebrities completed the challenge overcoming some obstacles with the main one being altitude sickness.

Robert Kanuth, Director

Robert Kanuth, a Harvard graduate, is an owner of Pelican Bay Suites, a hotel on Grand Bahama Island. Robert Cranston Kanuth, Jr., is a distinguished investment banker who founded and directed Cranston Securities in the mid-1970’s. Based in his hometown of Columbus, Ohio, Bob added headquarters in Washington, D.C., while doing large scale transactions throughout the United States. The company was sold to insurance giant Kemper Corporation in 1987. He then founded Cranston Development, funding projects which restored and revitalized such cities as Richmond, VA., Savannah, GA., and Pittsburgh, PA. A Harvard alumnus, Kanuth went on to serve in the Army National Guard before launching his compelling financial career. Kanuth is married to Hall of Fame Sportscaster Lesley Visser, a director of the Company.

David Vincent, Director

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

Gabe Jaramillo, Director and Executive Vice President and Director of Tennis Operations

Gabe Jaramillo is a renowned international tennis coach who has worked with many of the greatest players in the history of the sport. Throughout his career, he’s trained eleven of the world’s No.1-ranked players and 27 top 10 players including Andre Agassi, Jim Courier, Pete Sampras, Maria Sharapova, Monica Seles, Kei Nishikori, and many others. From 1981 to 2009, Jaramillo also worked as the tennis director for the IMG Academy Bollettieri. There, he helped develop many multi-sport training programs and served as Nick Bollettieri’s right-hand man. For 26 consecutive years, Jaramillo coached players at all four Grand Slam events — the French Open, Wimbledon, the Australian Open, and the U.S. Open. Mr. Jaramillo is the co-founder of Club Med Academies and Principal of CMA Academics located in Florida, USA.

Jaramillo is also the founder and owner of International Coaching Services which specializes in tennis coaching, consultancy, training systems, programs, services, and resources for developing and implementing solutions to maximize results. As a Master Clinician, Jaramillo has developed annual clinic tours and conferences for players, coaches, and parents in 32 countries. He created the Tennis Periodization Training Method and played a key role in the development of System 5, a tennis training system used by practitioners worldwide. Jaramillo is a sought-after expert in the industry and has served as a keynote speaker for ITF World and Regional Conferences for the International Tennis Federation as well as JPTA, USPTA, RPT, PTR, CBT, and FEDCOL. He has been featured as an expert commentator on ESPN, FOX Sports, Euro Sports, Channel 10 Australia, Caracol Radio, Wowo TV Japan, Grand Slam TV. He served as a contributor to BBC Radio and writes for international magazines such as Japan’s Smash Magazine, Italy’s SpazioTennis, Great Britain’s UK Tennis Magazine, Germany’s Racquettech, China’s Tennis Magazine, TenisBrasil, Tennis Now, FedeColombia, and Bolivia El Deber. He is also a motivational speaker for organizations including Club Med, Discovery Channel, Propal, Neoris, World City Group, and the Young President Organization.

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

Director Independence

During the period ended December 31, 2020, we had no independent directors.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2020, were timely, except that two of the newly-appointed directors did not timely file a Form 3 upon their appointments.

Family relationships

Other than the relationship between two of our directors, Lesley Visser and Robert Kanuth, who are married, there are no family relationships among any of our officers or directors.

Current Management

Greg Breunich was appointed as the Chief Executive Officer and Chief Financial Officer of the Company on January 6, 2021.

Greg Anthony was appointed as the President effective as of September 19, 2019.

On September 19, 2019, Greg Anthony was appointed as President of the Company. On February 2, 2021, Greg Anthony was appointed Chief Communications Officer and Company Spokesperson of the Company.

On March 19, 2021, Joseph B. Frost resigned as a director and officer of the Company.

On March 24, 2021, Gabe Jaramillo was appointed as Executive Vice President and Director of Tennis Training. On March 26, 2021, Mr. Jaramillo was appointed to the Board of Directors of the Company.

ITEM 11. Executive Compensation

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by our officers.

	Fiscal	Salary		Stock	Option	All Other
Name and Principal Position	Year	Paid	Bonus	Awards	Awards	Compensation	Total
		($)	($)	($)	($)	($)	($)
Gregory Breunich (a)	2020	0	0	0	0	0	0
	2019	0	0	0	0	0	0

Joseph B. Frost, COO (b)	2020	125,000	0	0	0	0	125,000
	2019	125,000	0	110,000	0	0	235,000

Robert Kanuth, CEO (c)	2020	0	0	0	0	0	0
	2019	0	0	0	0	0	0

Gregory Anthony, President and CCO (d)	2020	0	0	0	0	0	0

(a)	Appointed as CEO and CFO, January 2021.
(b)	Appointed as COO, January 2018, and resigned on March 19, 2021.
(c)	Appointed as CEO and CFO, January 2019, and resigned in January 2021.
(d)	Appointed as president, September 2019 and CCO in February 2021.

We have no pension, health, annuity, bonus, insurance, profit sharing or similar benefit plans. As of March 19, 2018, we have a stock option plan, although no shares are currently outstanding under the Plan.

Employment Agreements

The Company has no other formal employment agreements.

Outstanding Equity Awards

There were no equity awards made to any named executive officer that were outstanding at December 31, 2020.

Director Compensation

On January 25, 2019, Mr. Kanuth, Ms. Visser and Mr. Whyte received shares of common stock for their service as directors of the Company. On July 18, 2019, Mr. Anthony, Mr. Frost and Mr. Sandore received shares of common stock for their services as directors of the Company. On February 10, 2021, Mr. Anthony received shares of common stock for his services as a director and officer of the Company.

Change-in-Control Agreements

On January 17, 2021, Altitude International Holdings, Inc. (the “Company” or “Altitude”) entered into a Letter of Intent (the “LOI”) with Breunich Holdings, Inc., a privately held Delaware corporation (“BHI”). The LOI sets forth the headline terms of a proposed Share Exchange of Altitude with BHI through which 100% of the BHI shares will be exchanged for up to 80% of then-issued and outstanding shares of Altitude.

Upon the terms and subject to the conditions set forth in the LOI, following the Share Exchange, (i) BHI and its subsidiaries will be wholly-owned subsidiaries of Altitude; (ii) BHI shareholders would own approximately 80% of the common shares of Altitude, and Altitude shareholders would own approximately 20% of the common shares of Altitude, with such percentages calculated on a fully diluted basis; (iii) BHI has the right to appoint a majority of the directors of Altitude following the Share Exchange.

The completion of the Share Exchange would be subject to the satisfaction of specific conditions set forth in the LOI, including the completion of an audit of BHI and its subsidiaries and the parties first negotiating and executing a definitive Share Exchange agreement (the “Share Exchange Agreement”). These conditions may not ever be satisfied, the Company may never enter into a definitive Share Exchange Agreement with BHI, the Share Exchange with BHI may never be consummated, and even if it is, it may not be consummated on the terms described therein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table lists, as of March 9, 2021 the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 10% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership’ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 58,216,681 shares of our common stock issued and outstanding as of March 9, 2021. Except as disclosed herein, we do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Altitude International Holdings, Inc., 4500 SE Pine Valley Street, Port Saint Lucie, Florida 34952.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
David Vincent	Common Stock	8,961,686	15.35%
Lesley Visser (3)	Common Stock	17,478,294	29.95%
Joseph B. Frost (4)	Common Stock	10,196,625	17.47%
Robert Kanuth (3)	Common Stock	17,478,294	29.95%
Greg Whyte	Common Stock	1,565,000	2.68%
Greg Anthony	Common Stock	6,000,000	10.28%
Gabe Jaramillo (5)	Common Stock	0	0

1.	The number and percentage of shares beneficially owned is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

3.	Ms. Visser and Mr. Kanuth are married and own their shares jointly.

4.	Mr. Frost resigned his position as an officer and director on March 19, 2021.

5.	Mr. Jaramillo was appointed as an officer on March 24, 2021 and as a director on March 26, 2021.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged BF Borgers CPA, PC (“BF Borgers”) as our independent registered public accounting firm on January 24, 2019. The audit fees for December 31, 2020 and 2019 were approximately $15,000 and $15,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by BF Borgers that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

BF Borgers did not charge us any tax fees for the year ended December 31, 2020 and 2019, respectively.

All Other Fees

BF Borgers has not billed any other fees since their engagement on January 24, 2019.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.1	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.2	Articles of Incorporation of Altitude International (incorporated by reference to the form 8-K filed by the Company on July 3, 2017).
3.1.3	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.4	Amended Articles of Incorporation dated June 4, 2018 *
3.1.5	Amended Articles of Incorporation dated August 21, 2020*
3.1.6	Amended Articles of Incorporation dated February 10, 2021*
10.1	Share Exchange Agreement (incorporated by reference from the form 8-K filed by the Company on July 3, 2017).
10.2	Revised and Restated Licensing Agreement (incorporated by reference from the form 8-K filed by the Company on January 28, 2019).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Greg Breunich
Greg Breunich
Principal Executive Officer and Principal Financial and Accounting Officer

Dated: March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Greg Breunich	Chairman	March 30, 2021
Greg Breunich

/s/ Lesley Visser	Director	March 30, 2021
Lesley Visser

/s/ Greg Whyte	Director	March 30, 2021
Greg Whyte

/s/ David Vincent	Director	March 30, 2021
David Vincent

/s/ Robert Kanuth	Director	March 30, 2021
Robert Kanuth

/s/ Greg Anthony	Director	March 30, 2021
Greg Anthony

/s/ Gabe Jaramillo	Director	March 30, 2021
Gabe Jaramillo

