Form 10-Q
period 2021-03-31
ALTITUDE INTERNATIONAL HOLDINGS, INC.
filed 2021-05-06
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

4500 SE Pine Valley Street, Port Saint Lucie, FL 34952

(Address of Principal Executive Offices)

(772) 323-0625

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,646,681 shares issued, issuable, and outstanding as of May 6, 2021.

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(UNAUDITED)

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$95,653	$485
Prepaid expense	42,709	3,000
Total current assets	138,363	3,485

Total assets	$138,363	$3,485

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$5,700	$69,200
Notes payable	20,800	20,800
Accounts payable and accrued expenses	15,167	62,053
Accounts payable and accrued expenses - related party	34,695	113,422
Due to related party	109,328	-
Stockholders' advance	36,211	36,211
Deferred revenue	126,037	-
Total current liabilities	347,936	301,686
Total liabilities	347,936	301,686

Commitments and contingencies - Note 5

Stockholders' deficit
Preferred stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Common stock - no par value, 600,000,000 shares authorized, 58,646,681 and 51,537,764 shares issued, issuable, and outstanding at March 31, 2021 and December 31, 2020, respectively	6,165,212	3,091,136
Additional paid in capital	(175,279)	(175,279)
Accumulated deficit	(6,199,507)	(3,214,058)
Total stockholders' deficit	(209,574)	(298,202)
Total liabilities and stockholders' deficit	$138,362	$3,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Statement of Operations

For the Three Months ended March 31,

(unaudited)

	2021	2020

Revenue	$-	$593

Operating expenses
Professional fees	17,675	31,743
Salary expenses	28,947	31,250
Stock-based compensation	2,967,745	3,825
Other general and administrative expenses	8,383	32,451
Total operating expenses	3,022,750	99,269

Loss from operations	(3,022,750)	(98,676)

Other income (expenses)
Gain on settlement of debt	41,254	-
Interest expense	(3,953)	(7,352)
Total other income (expenses)	37,301	(7,352)

Net loss	$(2,985,449)	$(106,028)

Earnings per share - basic and fully diluted	$(0.05)	$(0.00)

Weighted average number of shares of common stock - basic and fully diluted	55,241,426	36,100,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Deficit

March 31, 2021 and 2020

(unaudited)

	Common Stock		Additional
		No	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2019	36,075,995	$2,669,024	$(183,183)	$(2,885,511)	$(399,670)
Issuance of common stock for services	37,500	1,876	-	-	1,876
Amortization of stock options	-	-	1,949	-	1,949
Net loss for the period ended March 31, 2020	-	-	-	(106,028)	(106,028)
Balance, March 31, 2020	36,113,495	$2,670,900	$(181,234)	$(2,991,539)	$(501,873)

Balance, December 31, 2020	51,487,764	$3,091,136	$(175,279)	$(3,214,058)	$(298,201)
Issuance of common stock for services	6,727,500	2,967,746	-	-	2,967,746
Conversion of debt to common stock	181,417	87,080	-	-	87,080
Options exercised into common stock	250,000	19,250	-	-	19,250
Net loss for the period ended March 31, 2021	-	-	-	(2,985,449)	(2,985,449)
Balance, March 31, 2021	58,646,681	$6,165,212	$(175,279)	$(6,199,507)	$(209,574)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months ended March 31,

(unaudited)

	2021	2020

Cash flows from operating activities:
Net loss	$(2,985,449)	$(106,028)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	-	871
Amortization expense	-	153
Gain on settlement of debt	41,254	-
Stock-based compensation	2,967,745	3,825
Change in assets and liabilities:
Prepaid expense	(39,709)	(8,425)
Accounts payable and accrued expenses	(46,886)	7,500
Accounts payable and accrued expenses - related party	(96,401)	38,601
Due to related party	109,328	-
Deferred revenue	126,037	(593)
Net cash provided by (used in) operating activities	75,918	(64,096)

Cash flows from financing activities:
Proceeds from stock options exercised	19,250	-
Proceeds from related party loans and advances	-	57,989
Net cash provided by financing activities	19,250	57,989

Net increase (decrease) in cash	95,168	(6,107)

Cash at beginning of period	485	8,267

Cash at end of period	$95,653	$2,160

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of related party debt to common stock	$90,708	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

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

Further, on January 17, 2021, Altitude International Holdings, Inc. (the “Company” or “Altitude”) entered into a Letter of Intent (the “LOI”) with Breunich Holdings, Inc., a privately held Delaware corporation (“BHI”). The LOI sets forth the headline terms of a proposed Share Exchange of Altitude with BHI through which 100% of the BHI shares will be exchanged for up to 80% of then-issued and outstanding shares of Altitude. Greg Breunich, the Company’s chief executive officer, chief financial officer and chairman, controls BHI.

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

Altitude is transitioning to a more multi-discipline enterprise, blending performance-based education, sports, science, and technology. The targeted consumer segments include but are not limited to juniors, adults, professionals. ALTD’s multi-discipline approach consists of wholly owned stand-alone academies, wellness, and manufacturing/assembly facilities.

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

The unaudited condensed consolidated financial statements of the Company for the three month periods ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021. These financial statements should be read in conjunction with that report.

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At March 31, 2021, we had $95,378 in cash. Our net losses incurred for the three months ended March 31, 2021 were $2,985,449 and working capital deficit was $209,574 at March 31, 2021. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompany financial statements have been prepared assuming that the Company will continues as a going concern.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Altitude. All significant intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles (“GAAP”) and stated in United States dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Machinery and equipment

3-5 Years

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20-year life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of December 31, 2020, the remaining carrying value of the patent was impaired. As of March 31, 2021, the balance is $0.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The trademark was impaired as of December 31, 2020.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2021. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2021.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options, which simplifies accounting for convertible instruments. The new guidance eliminates two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

Recently Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – NOTES PAYABLE

Note payable
	March 31, 2021			December 31, 2020
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Joseph B. Frost	$-	$-	$-	$40,000	$22,723	$62,723
Joseph B. Frost	-	-	-	500	86	586
Joseph B. Frost	-	-	-	10,000	4,853	14,853
Joseph B. Frost	-	-	-	13,000	6,231	19,231
Robert Kanuth	1,500	118	1,618	1,500	88	1,588
Robert Kanuth	4,200	323	4,523	4,200	240	4,440
Total	$5,700	$441	$6,141	$69,200	$34,221	$103,421

On March 2, 2018, Frost, then a director, loaned the Company $40,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. In February 2021, the Company paid this note and accrued interest.

On July 30, 2018, Frost, then a director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. In February 2021, the Company paid this note and accrued interest.

On August 10, 2018, Frost, a director, loaned the Company $13,000 in the form of a promissory note. The note bears interest of 20% and has the term of six months, at which time all principal and interest will be paid in a balloon payment. In February 2021, the Company paid this note and accrued interest.

On November 5, 2018, Frost, a director, loaned the Company $500 in the form of a promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment. In February 2021, the Company paid this note and accrued interest.

On January 24, 2019, Kanuth, an officer and director, loaned the Company $11,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $11,000 and accrued interest of $319 was converted into common stock of the Company. On April 7, 2020, the accrued interest balance was converted into common stock of the Company (see Note 6).

On February 4, 2019, Kanuth, an officer and director, loaned the Company $13,197 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $13,197 was converted into common stock of the Company. On April 7, 2020, the accrued interest balance was converted into common stock of the Company (see Note 6).

On February 4, 2019, Kanuth, an officer and director, loaned the Company $5,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On July 15, 2019, the principal of $5,000 was converted into common stock of the Company. On April 7, 2020, the accrued interest balance was converted into common stock of the Company (see Note 6).

On April 30, 2019, Kanuth, an officer and director, loaned the Company $6,514 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 6).

On May 23, 2019, Kanuth, an officer and director, loaned the Company $6,544 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 6).

On August 13, 2019, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 6).

On September 5, 2019, Kanuth, an officer and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 6).

On September 16, 2019, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 6).

On October 16, 2019, Kanuth, an officer and director, loaned the Company $30,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 6).

On October 31, 2019, Kanuth, an officer and director, loaned the Company $8,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 6).

On November 8, 2019, Kanuth, an officer and director, loaned the Company $70,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 6).

On November 25, 2019, Kanuth, an officer and director, loaned the Company $9,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 6).

On December 17, 2019, Kanuth, an officer and director, loaned the Company $20,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 6).

On January 3, 2020, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 6).

On February 8, 2020, Kanuth, an officer and director, loaned the Company $4,860 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 6).

On February 26, 2020, Kanuth, an officer and director, loaned the Company $10,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 6).

On March 18, 2020, Kanuth, an officer and director, loaned the Company $30,000 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 6).

On March 31, 2020, Kanuth, an officer and director, loaned the Company $3,129 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 7, 2020, the balance was converted into common stock of the Company (see Note 6).

On April 9, 2020, Kanuth, an officer and director, loaned the Company $1,500 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2021, the principal balance was $1,500 and the accrued interest was $118. See Note 7.

On April 15, 2020, Kanuth, an officer and director, loaned the Company $4,200 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. As of March 31, 2021, the principal balance was $4,200 and the accrued interest was $323. See Note 7.

On May 5, 2020, the Company received $20,800 in the form of a loan through the CARES Act Paycheck Protection Program. The balance at March 31, 2021 was $20,800.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of May 6, 2021, the Company did not have any legal actions pending against it.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2021, Robert Kanuth, a director of the Company, is owed $14,254 in accrued expenses and $6,141 in notes payable and the related accrued interest. See Note 7.

As of March 31, 2021, Breunich Holding Inc., which is controlled by Greg Breunich, the chief executive officer, chief financial officer and chairman of the Company, is owed $109,328. The payable is non-interest bearing.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value. Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

As of March 31, 2021, and December 31, 2020, the Company has no preferred stock issued and outstanding.

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

On February 2, 2021, the Company issued shares of common stock for services as follows: Elizabeth K. Stahl, 40,000; Robin K. Walker, 100,000; Greg Whyte,1,500,000; and Greg Anthony, 5,000,000.

On February 8, 2021, Frost exercised 250,000 options at $0.077 per share for $19,250.

As of March 31, 2021, and December 31, 2020, the Company has 51,500,264 and 36,075,995 shares of no par common stock issued, issuable, and outstanding.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

On January 25, 2019, the Company issued 250,000 options to Vincent. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of March 31, 2021, $5,912 was amortized. These options expired three months following Vincent’s resignation because they were not exercised prior to that time.

On January 25, 2019, the Company issued 250,000 options to Frost. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. On February 8, 2021, Frost exercised the options at $0.077 per share for $19,250.

There are currently no stock options currently issued and outstanding under the 2017 Plan, as all 250,000 remaining stock options issued and outstanding were exercised on February 8, 2021.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On April 30, 2021, the Company paid Robert Kanuth $20,000 as a settlement for all liabilities owed to him which totalled $20,395. See Notes 3 and 5.

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

This discussion should be read in conjunction with our financial statements on our 2020 Form 10-K, and our financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenue

The Company had revenue of $0 for the three months ended March 31, 2021 compared to $593 for the comparable period in 2020.

Operating Expenses

The Company had operating expenses of $3,022,750 for the three months ended March 31, 2021 compared to $99,269 for the three months ended March 31, 2020. The increase was primarily due to stock-based compensation of $2,967,745 for 2021 compared to $3,825 for the same period in 2020.

Net Loss

The Company had a net loss of $2,985,449 for the three months ended March 31, 2021 compared to $106,028 for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash and cash equivalents of $95,378. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $320,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations provided cash of $75,918 for the three months ended March 31, 2021. The positive cash flow from operating activities for the three months ended March 31, 2021 is attributable to the conversion of debt into common stock.

We used cash in investing for financing activities of $0 for the three months ended March 31, 2021.

We had cash provided by financing activities for the three months ended March 31, 2021 of $19,250.

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

On March 9, 2021, the Company issued 25,000 shares of common stock its legal counsel for services rendered to the Company These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.1	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.2	Articles of Incorporation of Altitude International (incorporated by reference to the form 8-K filed by the Company on July 3, 2017).
3.2	Amended Articles of Incorporation filed on June 4, 2018 (incorporated by reference to the form 8-K filed on August 8, 2018).
10.1	Share Exchange Agreement (incorporated by reference to exhibit 3.2 to the form 8-K filed by the Company on July 3, 2017).
10.2	Licensing Agreement (incorporated by reference to exhibit 10.1 to the form 8-K filed by the Company on July 3, 2017).
10.3	Sole Distribution Agreement (incorporated by reference to exhibit 10.2 to the form 8-K filed by the Company on July 3, 2017).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101 INS	XBRL Instance Document *
101 SCH	XBRL Taxonomy Extension Schema Document *
101 CAL	XBRL Taxonomy Calculation Linkbase Document *
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101 LAB	XBRL Taxonomy Labels Linkbase Document *
101 PRE	XBRL Taxonomy Presentation Linkbase Document *

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Greg Breunich	Principal Executive Officer and Principal Financial	May 6, 2021
Greg Breunich	and Accounting Officer

