Form 10-Q
period 2021-06-30
ALTITUDE INTERNATIONAL HOLDINGS, INC.
filed 2021-08-16
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

(Check One):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,709,181 shares issued, issuable, and outstanding as of August 11, 2021.

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(UNAUDITED)

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$4,122	$485
Prepaid expense	39,208	3,000
Total current assets	43,330	3,485

Total assets	$43,330	$3,485

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$-	$69,200
Notes payable	20,800	20,800
Accounts payable and accrued expenses	55,008	62,053
Accounts payable and accrued expenses - related party	-	113,422
Due to Breunich Holding Inc.	193,328	-
Stockholders’ advance	36,211	36,211
Deferred revenue	126,037	-
Total current liabilities	431,384	301,686
Total liabilities	431,384	301,686

Commitments and contingencies - Note 5	-	-

Stockholders’ deficit
Preferred stock - no par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Common stock - no par value, 600,000,000 shares authorized, 58,659,181 and 51,487,764 shares issued, issuable, and outstanding at June 30, 2021 and December 31, 2020, respectively	6,175,574	3,091,136
Additional paid in capital	(175,279)	(175,279)
Accumulated deficit	(6,388,349)	(3,214,058)
Total stockholders’ deficit	(388,054)	(298,201)
Total liabilities and stockholders’ deficit	$43,330	$3,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Statement of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$-	$593	$-	$1,186

Operating expenses
Direct costs of revenue	-	-	-	-
Professional fees	89,892	13,590	107,567	45,333
Salary expenses	36,488	31,250	65,435	62,500
Stock-based compensation	10,363	3,509	2,978,108	7,334
Other general and administrative expenses	52,061	26,532	60,444	58,983
Total operating expenses	188,804	74,881	3,211,554	174,150

Loss from operations	(188,804)	(74,288)	(3,211,554)	(172,964)

Other income (expenses)
Gain on settlement of debt	0	-	41,254	-
Interest expense	(38)	(403)	(3,991)	(7,755)
Total other income (expenses)	(38)	(403)	37,263	(7,755)

Net loss	$(188,842)	$(74,691)	$(3,174,291)	$(180,719)

Earnings per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.06)	$(0.00)

Weighted average number of shares of common stock - basic and fully diluted	58,646,269	42,947,254	56,940,822	39,530,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

June 30, 2021 and 2020

(unaudited)

	Common Stock		Additional
		No	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2019	36,075,995	$2,669,024	$(183,183)	$(2,885,511)	$(399,670)
Issuance of common stock for services	37,500	1,876	-	-	1,876
Amortization of stock options	-	-	1,949	-	1,949
Net loss for the period ended March 31, 2020	-	-	-	(106,028)	(106,028)
Balance, March 31, 2020	36,113,495	$2,670,900	$(181,234)	$(2,991,539)	$(501,873)
Issuance of common stock for services	37,500	1,538	-	-	1,538
Conversion of debt to common stock	7,390,144	257,916	-	-	257,916
Amortization of stock options	-	-	1,971	-	1,971
Net loss for the period ended June 30, 2020	-	-	-	(74,691)	(74,691)
Balance, June 30, 2020	43,541,139	$2,930,354	$(179,263)	$(3,066,230)	$(315,139)

Balance, December 31, 2020	51,487,764	$3,091,136	$(175,279)	$(3,214,058)	$(298,201)
Issuance of common stock for services	6,702,500	2,967,746	-	-	2,967,746
Conversion of debt to common stock	181,417	87,080	-	-	87,080
Options exercised into common stock	250,000	19,250	-	-	19,250
Net loss for the period ended March 31, 2021	-	-	-	(2,985,449)	(2,985,449)
Balance, March 31, 2021	58,621,681	$6,165,212	$(175,279)	$(6,199,507)	$(209,574)
Issuance of common stock for services	37,500	10,362	-	-	10,362
Net loss for the period ended June 30, 2021	-	-	-	(188,842)	(188,842)
Balance, June 30, 2021	58,659,181	$6,175,574	$(175,279)	$(6,388,349)	$(388,054)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months ended June 30,

(unaudited)

	2021	2020

Cash flows from operating activities:
Net loss	$(3,174,291)	$(180,719)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	-	1,745
Amortization expense	-	306
Gain on settlement of debt	41,254	-
Stock-based compensation	2,978,108	7,334
Change in assets and liabilities:
Prepaid expense	(36,208)	(2,174)
Accounts payable and accrued expenses	(7,046)	14,318
Accounts payable and accrued expenses - related party	(67,595)	75,976
Due to Breunich Holdings, Inc.	193,328	-
Deferred revenue	126,037	(1,189)
Net cash provided by (used in) operating activities	53,587	(84,404)

Cash flows from financing activities:
Proceeds from stock options exercised	19,250	-
Proceeds from loan	-	20,800
Proceeds from related party loans and advances	-	57,989
Repayment of notes payable to related parties	(69,200)	-
Net cash provided by (used in) financing activities	(49,950)	78,789

Net increase (decrease) in cash	3,637	(5,615)

Cash at beginning of period	485	8,267

Cash at end of period	$4,122	$2,652

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of related party debt to common stock	$90,708	$257,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

Company Background

Altitude International Holdings, Inc. (f/k/a Altitude International, Inc., the “Company,” “we,” “us,” “our,” or “Altitude-NY”), was incorporated in the State of New York on July 13, 1994, as “Titan Computer Services, Inc.”

On June 27, 2017, the Company successfully closed a Share Exchange transaction (the “Share Exchange”) with the shareholders of Altitude International, Inc. (“Altitude”), a Wisconsin corporation. Altitude was incorporated on May 18, 2017, under the laws of the state of Wisconsin and has been operating as a wholly owned subsidiary of Altitude-NY since the Share Exchange. Altitude operates through Northern, Central, and South America sales to execute the current business plan of athletic training industry, specifically altitude training. Our objective is to be recognized as one of the upper tier specialty altitude training equipment providers in the Americas.

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

On May 28, 2021, the Company’s Board of Directors, as allowed in the Company’s Bylaws, approved an increase to the maximum number of individuals on the Board of Directors to thirteen.

On July 6, 2021, Altitude International Holdings, Inc. (“Altitude” or the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with Breunich Holdings, Inc., a Delaware entity (“BHI”). BHI is a holding company with seven operating LLCs, including CMA Soccer, LLC, ITA-USA Enterprise LLC, Trident Water LLC, North Miami Beach Academy LLC, NVL Volleyball Academy LLC, Six Log Cleaning and Sanitizing LLC, and Altitude Wellness LLC.

Pursuant to the terms of the Agreement, the Company agreed to issue 295,986,724 shares of its common stock to the shareholders of BHI in exchange for 100% ownership of BHI. The Company also agreed to issue 51 shares of its Series A preferred stock to Greg Breunich for his services as an officer of BHI.

Following the Agreement, BHI will be a wholly owned subsidiary of the Company, with each of its subsidiaries operating as wholly owned subsidiaries.

At the Closing of the Share Exchange Agreement on July 23, 2021, Altitude acquired 100% ownership of BHI. as a wholly owned subsidiary and its operating companies: CMA Soccer, LLC, ITA-USA Enterprise LLC, Trident Water LLC, North Miami Beach Academy LLC, NVL Volleyball Academy LLC, Six Log Cleaning and Sanitizing LLC, and Altitude Wellness LLC. The subsidiaries will be renamed to reflect the new corporate structure and the Altitude brand.

On July 21, 2021, the Company filed a Certificate of Designation for Series A Preferred Stock. The Company received confirmation of the filing from the New York Secretary of State on July 27, 2021.

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

Altitude is transitioning to a more multi-discipline enterprise, blending performance-based education, sports, science, and technology. The targeted consumer segments include, but are not limited to, juniors, adults, and professionals. ALTD’s multi-discipline approach consists of wholly owned stand-alone academies, wellness, and manufacturing/assembly facilities.

Altitude International Holdings, Inc.

Altitude International Holdings, Inc. (“Altitude”) was incorporated on May 18, 2017, under the laws of the state of Wisconsin with 100,000,000 authorized common stock with $0.001 par value. On May 18, 2017, 6,102,000 shares of common stock at $0.001 (par) were issued as founder shares, valued at a total of $6,102 to 15 individuals. These shares were issued for future potential services from these various individuals and as of the date of this issuance, no value was placed on these future potential services and were therefore recorded at par value as stock-based compensation to the founders.

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

On July 23, 2021, Scott Del Mastro was appointed to the Board of Directors of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and has a year-end of December 31.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations, and cash flows of the Company for the respective periods being presented.

The unaudited condensed consolidated financial statements of the Company for the six month periods ended June 30, 2021, and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021. These financial statements should be read in conjunction with that report.

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At June 30, 2021, we had $4,122 in cash. Our net losses incurred for the six months ended June 30, 2021, were $3,174,291 and working capital deficit was $388,054 at June 30, 2021. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompany financial statements have been prepared assuming that the Company will continues as a going concern.

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

NOTE 3 – NOTES PAYABLE

Note payable
	June 30, 2021			December 31, 2020
	Accrued	Accrued
	Principal	Interest	Total	Principal	Interest	Total
Joseph B. Frost	$-	$-	$-	$40,000	$22,723	$62,723
Joseph B. Frost	-	-	-	500	86	586
Joseph B. Frost	-	-	-	10,000	4,853	14,853
Joseph B. Frost	-	-	-	13,000	6,231	19,231
Robert Kanuth	-	-	-	1,500	88	1,588
Robert Kanuth	-	-	-	4,200	240	4,440
Total	$-	$-	$-	$69,200	$34,221	$103,421

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

On April 9, 2020, Kanuth, an officer and director, loaned the Company $1,500 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 30, 2021, the principal and interest were paid in full.

On April 15, 2020, Kanuth, an officer and director, loaned the Company $4,200 in the form of a promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 30, 2021, the principal and interest were paid in full.

On May 5, 2020, the Company received $20,800 in the form of a loan through the CARES Act Paycheck Protection Program. The balance at June 30, 2021 was $20,800.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On April 30, 2021, the Company paid Robert Kanuth $20,000 as a settlement for all liabilities owed to him which totaled $20,395. See Note 3.

As of June 30, 2021, Breunich Holding Inc., which is controlled by Greg Breunich, the chief executive officer, chief financial officer and chairman of the Company, is owed $193,328. The payable is non-interest bearing.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value. Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

As of June 30, 2021, and December 31, 2020, the Company has no preferred stock issued and outstanding.

Common Stock

Altitude was incorporated on May 18, 2017, under the laws of the state of Wisconsin with 100,000,000 authorized common stock with $0.001 par value. The shareholders have one vote per share of common stock.

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

On February 1, 2021, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for February 2021. The common stock of the Company is thinly traded and had a value of $0.295 per share, therefore the Company recorded the transaction at $3,687.

On February 2, 2021, the Company issued shares of common stock for services as follows: Elizabeth K. Stahl, 40,000; Robin K. Walker, 100,000; Greg Whyte,1,500,000; and Greg Anthony, 5,000,000.

On February 8, 2021, Frost exercised 250,000 options at $0.077 per share for $19,250.

On March 1, 2021, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for March 2021. The common stock of the Company is and had a value of $0.708 per share, therefore the Company recorded the transaction at $8,850.

On April 1, 2021, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for April 2021. The common stock of the Company is and had a value of $0.408 per share, therefore the Company recorded the transaction at $5,100.

On May 1, 2021, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for May 2021. The common stock of the Company is and had a value of $0.22 per share, therefore the Company recorded the transaction at $2,750.

On June 1, 2021, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for June 2021. The common stock of the Company is and had a value of $0.201 per share, therefore the Company recorded the transaction at $2,512.

As of June 30, 2021, and December 31, 2020, the Company has 58,659,181 and 51,487,764 shares of no par common stock issued, issuable, and outstanding.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

On January 25, 2019, the Company issued 250,000 options to Vincent. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of June 30, 2021, $5,912 was amortized. These options expired three months following Vincent’s resignation because they were not exercised prior to that time.

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

On July 6, 2021, the Company issued 50,000 shares of common stock to Jeff Deforrest.

On July 6, 2021, the Company issued 300,000 shares to FMW Media Corp, LLC.

Acquisition of Breunich Holdings, Inc.

On July 6, 2021, Altitude International Holdings, Inc. (“Altitude” or the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with Breunich Holdings, Inc., a Delaware entity (“BHI”). BHI is a holding company with seven operating LLCs, including CMA Soccer, LLC, ITA-USA Enterprise LLC, Trident Water LLC, North Miami Beach Academy LLC, NVL Volleyball Academy LLC, Six Log Cleaning and Sanitizing LLC, and Altitude Wellness LLC.

Pursuant to the terms of the Agreement, the Company agreed to issue 295,986,724 shares of its common stock to the shareholders of BHI in exchange for 100% ownership of BHI (the “Share Compensation”). The Company also agreed to issue 51 shares of its Series A preferred stock to Greg Breunich for his services as an officer of BHI.

Following the Agreement, BHI will be a wholly owned subsidiary of the Company, with each of its subsidiaries operating as wholly owned subsidiaries.

At the Closing of the Share Exchange Agreement on July 23, 2021, Altitude acquired 100% ownership of BHI. as a wholly owned subsidiary and its six operating companies: CMA Soccer, LLC, ITA-USA Enterprise LLC, Trident Water LLC, North Miami Beach Academy LLC, NVL Volleyball Academy LLC, Six Log Cleaning and Sanitizing LLC, and Altitude Wellness LLC. The subsidiaries will be renamed to reflect the new corporate structure and the Altitude brand.

On July 21, 2021, the Company filed a Certificate of Designation for Series A Preferred Stock. The Company received confirmation of the filing of July 27, 2021.

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

Results of Operations

For the three months ended June 30, 2021, compared to the three months ended June 30, 2020

Revenue

The Company had revenue of $0 for the three months ended June 30, 2021, compared to $593 for the comparable period in 2020. The Company has experienced delays in sales in 2021 and 2020 due to COVID-19.

Operating Expenses

The Company had operating expenses of $188,804 for the three months ended June 30, 2021, compared to $74,881 for the three months ended June 30, 2020. The increase was primarily due to the reduced expenses in 2020 due to COVID-19.

Net Loss

The Company had a net loss of $188,842 for the three months ended June 30, 2021, compared to $74,691 for the three months ended June 30, 2020.

For the six months ended June 30, 2021, compared to the six months ended June 30, 2020

Revenue

The Company had revenue of $0 for the six months ended June 30, 2021, compared to $1,186 for the comparable period in 2020. The Company has experienced delays in sales in 2021 and 2020 due to COVID-19.

Operating Expenses

The Company had operating expenses of $3,211,554 for the six months ended June 30, 2021, compared to $174,150 for the six months ended June 30, 2020. The increase was primarily due to stock-based compensation of $2,978,108 for 2021 compared to $7,334 for the same period in 2020 and the reduction of operations in 2020 due to COVID-19.

Net Loss

The Company had a net loss of $3,174,291 for the six months ended June 30, 2021, compared to $180,719 for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash and cash equivalents of $4,122. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $320,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations provided cash of $53,587 for the six months ended June 30, 2021. The positive cash flow from operating activities for the six months ended June 30, 2021, is attributable to the conversion of debt into common stock.

We used cash in investing for financing activities of $0 for the six months ended June 30, 2021.

We had cash used in financing activities for the six months ended June 30, 2021, of $49,950.

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

On February 17, 2021, Altitude International Holdings, Inc. entered into a Proposal for Services with Orlando Magic Ltd. through which the Company agreed to manufacture, install and commission an altitude chamber at the Orlando Magic Training Facility in Orlando, FL. On February 22, 2022, the Company entered into a Sponsorship Agreement with the Orlando Magic.The revenue will not be recognized until the fourth quarter 2021 when the installation of the Altitude systems is completed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2021, the Company issued 12,500 shares of common stock its legal counsel for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On May 1, 2021, the Company issued 12,500 shares of common stock its legal counsel for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On June 1, 2021, the Company issued 12,500 shares of common stock its legal counsel for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On July 6, 2021, the Company issued 50,000 shares of common stock to Jeff Deforrest for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On July 6, 2021, the Company issued 300,000 shares to FMW Media Corp, LLC for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Pursuant to the Share Exchange Agreement with Breunich Holdings, Inc., on July 23, 2021, the Company issued 295,986,724 shares of its restricted common stock to the shareholders in BHI on a pro rata basis. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Effective July 23, 2021, the Company issued fifty-one shares of the Company’s Series A Preferred Stock to Greg Breunich for his services as an officer of the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On July 23, 2021, the Company acquired Breunich Holdings, Inc., (“BHI”) a Delaware entity and its several operating LLCs: CMA Soccer, LLC, ITA-USA Enterprise, LLC, Trident Water, LLC, North Miami Beach Academy LLC, NVL Volleyball Academy LLC, Six Log Cleaning & Sanitizing LLC, and Altitude Wellness, LLC. The acquisition of BHI was a material transaction to the Company’s existing operations and the operations of the Company going forward will include the operations of BHI and its subsidiaries. BHI operates in various business divisions through its subsidiaries, mainly within performance training and specialized academic environments.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.1	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.2	Articles of Incorporation of Altitude International (incorporated by reference to the form 8-K filed by the Company on July 3, 2017).
3.2	Amended Articles of Incorporation filed on June 4, 2018 (incorporated by reference to the form 8-K filed on August 8, 2018).
10.1	Share Exchange Agreement (incorporated by reference to exhibit 3.2 to the form 8-K filed by the Company on July 3, 2017).
10.2	Licensing Agreement (incorporated by reference to exhibit 10.1 to the form 8-K filed by the Company on July 3, 2017).
10.3	Sole Distribution Agreement (incorporated by reference to exhibit 10.2 to the form 8-K filed by the Company on July 3, 2017).
10.4	Share Exchange Agreement dated July 6, 2021 and effective July 23, 2021 (incorporated by reference to exhibit 10.1 to the Form 8-K filed by the Company on July 26, 2021).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101 INS	XBRL Instance Document *
101 SCH	XBRL Taxonomy Extension Schema Document *
101 CAL	XBRL Taxonomy Calculation Linkbase Document *
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101 LAB	XBRL Taxonomy Labels Linkbase Document *
101 PRE	XBRL Taxonomy Presentation Linkbase Document *

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Greg Breunich	Principal Executive Officer and Principal Financial	August 16, 2021
Greg Breunich	and Accounting Officer

