Form 10-Q
period 2021-09-30
ALTITUDE INTERNATIONAL HOLDINGS, INC.
filed 2021-11-19
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 355,058,405 shares issued, issuable, and outstanding as of November 15, 2021.

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(UNAUDITED)

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$324,764	$485
Accounts receivable	525,379	-
Inventory	215,641	-
Prepaid expense	167,896	3,000
Total current assets	1,233,680	3,485

Fixed assets, net	263,466	-

Total assets	$1,497,146	$3,485

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$-	$69,200
Notes payable	100,800	20,800
Accounts payable and accrued expenses	516,038	62,053
Accounts payable and accrued expenses - related party	-	113,422
Stockholders’ advance	36,211	36,211
Deferred revenue	1,370,871	-
Total current liabilities	2,023,920	301,686

Non-current liabilities
Capital deficit	33,150	-
Notes payable	847,554	-
Total non-current liabilities	880,704	-
Total liabilities	2,904,624	301,686

Commitments and contingencies - Note 7	-	-

Stockholders’ deficit
Preferred stock - no par value, 5,000,000 shares authorized, 51 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock - no par value, 600,000,000 shares authorized, 355,033,405 and 51,487,764 shares issued, issuable, and outstanding at September 30, 2021 and December 31, 2020, respectively	6,181,050	3,091,136
Additional paid in capital	(1,161,861)	(175,279)
Accumulated deficit	(6,426,667)	(3,214,058)
Total stockholders’ deficit	(1,407,478)	(298,201)
Total liabilities and stockholders’ deficit	$1,497,146	$3,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Statement of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$1,472,194	$828,107	$5,522,499	$4,091,315

Operating expenses
Direct costs of revenue	215,714	235,459	924,110	622,654
Professional fees	133,358	161,566	475,910	445,979
Salary expenses	662,906	571,496	2,642,602	1,904,495
Stock-based compensation	85,077	2,367	3,063,185	9,701
Marketing expense	86,013	20,963	183,169	84,027
Other general and administrative expenses	513,665	421,653	1,572,003	1,416,582
Total operating expenses	1,696,733	1,413,504	8,860,978	4,483,438

Loss from operations	(224,539)	(585,397)	(3,338,480)	(392,123)

Other income (expenses)
Gain (loss) on settlement of debt	-	(39,734)	41,254	(39,734)
Gain (loss) on disposal of assets	-	(24,861)	-	(24,861)
Gain on forgiveness of debt	-	-	-	10,000
Impairment expense	-	-	(978,795)	-
Interest expense	(1,779)	(13,763)	(5,770)	(46,576)
Total other income (expenses)	(1,779)	(78,358)	(943,311)	(101,171)

Net loss	$(226,320)	$(663,755)	$(4,281,791)	$(493,294)

Earnings per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of shares of common stock - basic and fully diluted	281,000,854	50,710,241	132,448,232	43,288,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

September 30, 2021 and 2020

(unaudited)

	Preferred Stock		Common Stock		Additional
	No of	No		No	Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2019	-	$-	36,075,995	$2,669,024	$(183,183)	$(2,885,511)	$(399,670)
Issuance of common stock for services	-	-	37,500	1,876	-	-	1,876
Amortization of stock options	-	-	-	-	1,949	-	1,949
Net loss for the period ended March 31, 2020	-	-	-	-	-	(106,028)	(106,028)
Balance, March 31, 2020	-	$-	36,113,495	$2,670,900	$(181,234)	$(2,991,539)	$(501,873)
Issuance of common stock for services	-	-	37,500	1,538	-	-	1,538
Conversion of debt to common stock	-	-	7,390,144	257,916	-	-	257,916
Amortization of stock options	-	-	-	-	1,971	-	1,971
Net loss for the period ended June 30, 2020	-	-	-	-	-	(74,691)	(74,691)
Balance, June 30, 2020	-	$-	43,541,139	$2,930,354	$(179,263)	$(3,066,230)	$(315,139)
Issuance of common stock for services	-	-	12,500	375	-	-	375
Conversion of debt to common stock	-	-	7,946,625	158,932	39,734	-	198,666
Amortization of stock options	-	-	-	-	1,992	-	1,992
Business combination	-	-	-	-	(575911)	575,911	-
Net loss for the period ended September 30, 2020	-	-	-	-	-	(663,755)	(663,755)
Balance, September 30, 2020	-	$-	51,500,264	$3,089,661	$(713,446)	$(3,154,074)	$(777,859)

Balance, December 31, 2020	-	$-	51,487,764	$3,091,136	$(175,279)	$(3,214,058)	$(298,201)
Issuance of common stock for services	-	-	6,702,500	2,967,746	-	-	2,967,746
Conversion of debt to common stock	-	-	181,417	87,080	-	-	87,080
Options exercised into common stock	-	-	250,000	19,250	-	-	19,250
Net loss for the period ended March 31, 2021	-	-	-	-	-	(2,985,449)	(2,985,449)
Balance, March 31, 2021	-	$-	58,621,681	$6,165,212	$(175,279)	$(6,199,507)	$(209,574)
Issuance of common stock for services	-	-	37,500	10,362	-	-	10,362
Net loss for the period ended June 30, 2021	-	-	-	-	-	(188,842)	(188,842)
Balance, June 30, 2021	-	$-	58,659,181	$6,175,574	$(175,279)	$(6,388,349)	$(388,054)
Issuance of common stock for services	-	-	387,500	75,976	9,102	-	91,180
Business combination	51	-	295,986,724	(73,500)	(995,684)	1,069,184	-
Net loss for the period ended September 30, 2021	-	-	-	-	-	(1,107,502)	(226,320)
Balance, September 30, 2021	51	$-	355,033,405	$6,181,050	$(1,161,861)	$(6,426,667)	$(1,407,478)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months ended September 30,

(unaudited)

	2021	2020

Cash flows from operating activities:
Net loss	$(4,281,791)	$(493,294)
Adjustments to reconcile net loss to net cash used in operations:
Business combination	-	224,731
Depreciation expense	3,516	1,745
Amortization expense	-	460
Gain on settlement of debt	41,254	39,734
Stock-based compensation	3,063,185	9,701
Impairment expense	978,795	-
Change in assets and liabilities:
Accounts receivable	(147,710)	-
Inventory	(23,603)
Prepaid expense	(42,709)	4,121
Accounts payable and accrued expenses	1,732	14,317
Accounts payable and accrued expenses - related party	(113,422)	114,277
Deferred revenue	572,497	(1,189)
Net cash provided by (used in) operating activities	51,743	(85,397)

Cash flows used in investing activities:
Acquisition of BHI, net	759,658	-
Net cash used in investing activities	759,658	-

Cash flows from financing activities:
Proceeds from stock options exercised	19,250	-
Proceeds from loan	-	20,800
Proceeds from related party loans and advances	-	57,989
Repayment of notes payable to related parties	(506,371)	-
Net cash provided by (used in) financing activities	(487,121)	78,789

Net increase (decrease) in cash	324,279	(6,608)

Cash at beginning of period	485	8,267

Cash at end of period	$324,764	$1,659

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of related party debt to common stock	$90,708	$416,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

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

On July 21, 2021, the Company filed a Certificate of Designation for Series A Preferred Stock.

Nature of Operations

Altitude International Holdings, Inc. is a multi-faceted organization focused on integrating advanced training and hydration technology with specialized sports training.

Since 2017, Altitude has specialized in creating properly engineered, membrane-based designs for simulated altitude training equipment. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers, and has been used by colleges, an NFL team and NBA team.

On July 23, 2021, Altitude executed a Share Exchange Agreement with Breunich Holdings, Inc. (“BHI”) through which it acquired BHI and its several operating subsidiaries: Altitude Academies (formerly “ITA-USA Enterprise, LLC doing business as Club Med Academies”), Altitude Soccer (formerly “CMA Soccer, LLC”), Altitude Volleyball (formerly “NVL Academy LLC”), North Miami Beach Academy LLC, Altitude Water (formerly “Trident Water, LLC”), Six Log Cleaning & Sanitizing LLC, and Altitude Wellness. Since the Closing of the Share Exchange Agreement, Altitude operates in various business divisions through its subsidiaries, mainly within performance training and specialized academic environments. It also manages and operates a subsidiary that manufactures Pure Water Generators utilizing a patented ozonated water treatment technology. This technology produces pure, oxygenated drinking water from the humidity in the air.

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

Additionally, on April 24, 2020, the Company formed a wholly owned subsidiary in Wisconsin called “Altitude Sports Management Corp.,” an entity that will providing fully integrated wealth, health, and career management services to its clients.

On July 6, 2021, Altitude International Holdings, Inc. (“Altitude” or the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with Breunich Holdings, Inc., a Delaware entity (“BHI”), and the shareholders of BHI. BHI is a holding company with seven operating LLCs, including CMA Soccer, LLC, ITA-USA Enterprise LLC, Trident Water LLC, North Miami Beach Academy LLC, NVL Volleyball Academy LLC, Six Log Cleaning and Sanitizing LLC, and Altitude Wellness LLC.

Pursuant to the terms of the Agreement, the Company agreed to issue 295,986,724 shares of its common stock to the shareholders of BHI in exchange for 100% ownership of BHI. The Company also agreed to issue 51 shares of its Series A preferred stock to Greg Breunich for his services as an officer of BHI.

At the Closing of the Share Exchange Agreement on July 23, 2021, Altitude acquired 100% ownership of BHI as a wholly - owned subsidiary and its six operating companies. BHI is now operating as a wholly owned subsidiary of the Company. Following the Closing of the Share Exchange Agreement, the Company has rebranded its subsidiaries’ operations.

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

On July 23, 2021, Scott Del Mastro was appointed to the Board of Directors of the Company.

On October 7, 2021, David Vincent resigned as a director of the Company.

On October 22, 2021, Bob Kanuth and Lesley Visser resigned as directors of the Company.

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

The unaudited condensed consolidated financial statements of the Company for the nine month periods ended September 30, 2021, and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021. These financial statements should be read in conjunction with that report.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The consolidated financials include the accounts of the Company include the following entities most of which are directly or indirectly controlled by Greg Breunich, a related party and CEO of BHI:

ITA-USA Enterprise LLC, doing business as Club Med Academies and as Altitude Academies, specializes in training and education of young aspiring student-athletes from around the world, providing a pathway from middle school to college to the professional ranks. ITA-USA’s proprietary educational model currently focuses on sports and academics. The business model is scalable to other disciplines, i.e., the arts and science sectors. CMA is a tuition-based business hosting boarding and non-boarding students.

CMA Soccer, doing business as Altitude Soccer, the soccer division of Club Med Academies, hosts student-athletes from multiple nations worldwide like all other Club Med Academy sports. CMAS utilizes highly specialized training methodologies blending all of the critical elements required to build an elite-level player. Those who attend participate in a 10 hour per day regimen of soccer and academics. CMAS is a college and professional bound program placing its graduates in colleges throughout the United States and even some in the professional ranks throughout Europe, South America, and the USA.

NVL Academy, doing business as Altitude Volleyball, is CMA’s beach volleyball and indoor volleyball tuition-based operations. Most of the athletes, except for a few individuals, come from the USA. For the most part, Volleyball in the United States is a women’s sport. There is a significant opportunity for college scholarships for those attending. NVL Academy operates and functions like all other academy sports.

Trident Water manufactures Atmospheric Water Generators (“AWG’s”). They range from smaller residential, light commercial, and heavy-duty military-grade machines. The machines supply 12, 100, to 200 gallons per day. TWC’s patented purification process produces the purest of water that is then put through filters replenishing the calcium and magnesium minerals to make the finest drinking water on the market today.

North Miami Beach Academy, a local park operation with the City of North Miami Beach, provides junior, adult, and family programming for the city residents. In addition to the local park deliverables, NMBA operates a non-boarding tennis and academic academy.

Six Log Cleaning & Sanitizing, LLC provides a wide variety of services to its corporate customers, including but not limited to: general office cleaning, carpet cleaning, window cleaning, and other janitorial protocols. Fogging to prevent and protect against exposure to various bacteria, fungi, and viruses is another SLCS offering.

Altitude Technology manufactures air separation systems and chambers to regulate oxygen, carbon dioxide, humidity and temperature levels in Altitude’s hypoxic chamber training environments. Altitude’s chambers simulate altitudes from 0-39,000 feet, ideal for athletic training. Altitude’s chambers are currently utilized by the National Football League (NFL), the National Basketball Association (NBA), and university sports teams to train and develop their athletes.

All intercompany accounts and transactions are eliminated in consolidation.

Property and equipment

Property and equipment are stated at cost or fair value. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expenses as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any gain or loss in included in the results of operations. The estimated useful lives of property and equipment are as follows:

Computers, software, and office equipment	1 – 6 years
Machinery and equipment	3 – 5 years
Leasehold improvements	Lessor of lease term or estimated useful life

Leases

The Company currently follows the guidance in ASC 840 “Leases,” which requires us to evaluate the lease agreements the Company enters into to determine whether they represent operating or capital leases at the inception of the lease.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. On November 15, 2019, the FASB issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and leases standards for certain companies. ASC 842 will be effective for the Company beginning on December 15, 2021. While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will not have any impact on our financial statements.

Inventory

The inventory is comprised of Atmospheric Water Generators (“AWG’s”) at Trident Water and are valued at the lower of cost or market. As of September 30, 2021, and December 31, 2020, the inventory was valued at $215,641 and $0, respectively.

Revenue Recognition

Sales, as presented in the Company’s consolidated statement of earnings, represents tuition revenue.

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. As of September 30, 2021 and December 31, 2020, respectively, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

Deferred Revenue

Our payment terms generally require a substantial initial deposit to confirm a reservation and tuition for the school year or training period. Historically, our deferred revenue balances are comprised solely of customer deposit balances and changes from period to period due to the seasonal nature of billings and cash collections, the amount of students in each program and the recognition of revenue. A deposit made to the Company for tuition is contractually non-refundable. As of September 30, 2021, and December 31, 2020, deferred revenue amounted to $1,370,871 and $0, respectively.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Non-controlling interest

Non-controlling interest represents third-party ownership in the net assets and partnership interests in all of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority-owned subsidiary consolidated with those of the Company’s wholly owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of September 30, 2021, and December 31, 2020. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended September 30, 2021, and 2020.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of September 30, 2021, and December 31, 2020.

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. At September 30, 2021, we had $324,764 in cash. Our net losses incurred for the nine months ended September 30, 2021, were $4,281,791 and working capital deficit was $790,240 at September 30, 2021. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompany financial statements have been prepared assuming that the Company will continues as a going concern.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and leases standards for certain companies. Since the Company is privately held, the Company is eligible for deferring the adoption of ASC 842 to December 15, 2021.

While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have not have any impact on our financial statements.

Goodwill and Intangible Assets

The Company accounts for intangible assets in accordance with the authoritative guidance issued by the FASB. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends, and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of September 30, 2021, based on the assessment of Management, the Company determined that goodwill associated with share exchange in which BHI acquired all of its operating subsidiaries amounting to $960,000, had been impaired.

NOTE 3 – ACQUISITION

Acquisition of Breunich Holdings, Inc.

On July 6, 2021, Altitude International Holdings, Inc. (“Altitude” or the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with Breunich Holdings, Inc., a Delaware entity (“BHI”). The Agreement closed on July 23, 2021. BHI is a holding company with seven operating LLCs, including CMA Soccer, LLC, ITA-USA Enterprise LLC, Trident Water LLC, North Miami Beach Academy LLC, NVL Volleyball Academy LLC, Six Log Cleaning and Sanitizing LLC, and Altitude Wellness LLC. These entities have since been rebranded with “Altitude”-specific names.

Pursuant to the terms of the Agreement, the Company issued 295,986,724 shares of its common stock to the shareholders of BHI in exchange for 100% ownership of BHI (the “Share Compensation”).

Following the Agreement, BHI is a wholly owned subsidiary of the Company, with each of its subsidiaries operating as wholly owned subsidiaries.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company has fixed assets, net, of $263,466 and $0 as of September 30, 2021, and December 31, 2020, respectively. For the nine months ended September 30, 2021, and 2020, the Company has recorded depreciation expense of $3,516 and $1,745, respectively.

NOTE 5 – NOTES PAYABLE

The Company has notes payable for Altitude Holdings and Altitude International as follows:

Note payable

	September 30, 2021			December 31, 2020
	Accrued	Accrued
	Principal	Interest	Total	Principal	Interest	Total
Joseph B. Frost	$-	$-	$-	$40,000	$22,723	$62,723
Joseph B. Frost	-	-	-	500	86	586
Joseph B. Frost	-	-	-	10,000	4,853	14,853
Joseph B. Frost	-	-	-	13,000	6,231	19,231
Robert Kanuth	-	-	-	1,500	88	1,588
Robert Kanuth	-	-	-	4,200	240	4,440
Total	$-	$-	$-	$69,200	$34,221	$103,421

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

On May 5, 2020, the Company received $20,800 in the form of a loan through the CARES Act Paycheck Protection Program. The balance at September 30, 2021 was $20,800.

As of September 30, 2020 and December 31, 2020, the balances of notes payable for BHI were $948,354 and $1,177,068, respectively, comprised as follows:

On January 11, 2019, ITA-USA Enterprise entered into a Revolving Loan Commitment (the “Credit Agreement”) with Feenix Payment Systems, which provided for total borrowings of up to $200,000. During 2020, ITA-USA Enterprise converted the credit agreement into a Term Loan Commitment (the “Loan Note”) in the amount of $200,000. The loan note bears interest at a rate of 12% per year. Loan payments are interest only with the principal balance due at the maturity date. As of September 30, 2021 and December 31, 2020, the balances of loan notes payable were $200,000 and $200,000, respectively. The loan note matured on January 15, 2021. On January 15, 2021, the Company converted the loan to a 24-month terms loan. The balance on this note payable was paid on June 20, 2021.

In January 11, 2019, ITA-USA Enterprise entered into a Term Loan Commitment (the “Loan Note”) with Feenix Payment Systems, which provides for a loan of $300,000. The loan note has a three-year term and bears interest at a rate of 8.5% per annum. The loan note may be prepaid at any time prior to maturity with no prepayment penalties. As of September 30, 2021, and December 31, 2020, the balances of the loan note payable were $111,754 and $169,208, respectively.

On October 31, 2011, ITA-USA Enterprise entered into a Promissory Loan (the “Loan Note”) with Grand Slam Partners, which provides for a loan of $735,714. Beginning on December 31, 2012, and on or before December 31st thereafter until the loan note is paid in full, Payor shall pay an annual lump sum payment at the conclusion of each calendar year equal to the greater of 25% of net profits of the corresponding calendar year or $30,000 (“Scheduled Annual Payment”). The Loan Note may be prepaid at any time prior to maturity with no prepayment penalties. As of September 30, 2021, and December 31, 2020, the balances of the loan note payable were $442,637 and $494,560, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of November 15, 2021, the Company did not have any legal actions pending against it.

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

As of September 30, 2021, and December 31, 2020, the Company had leases for three facilities. ITA pays $41,762 in annual rent for its facilities located in Port St. Lucie, FL. The leases run through August 2022 with an optional renewal clause.

NOTE 7 – RELATED PARTY TRANSACTIONS

On April 30, 2021, the Company paid Robert Kanuth $20,000 as a settlement for all liabilities owed to him which totaled $20,395. See Note 4.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value. Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

On July 23, 2021, the Company issued 51 shares of preferred stock to Gregory Breunich for services rendered to the Company.

As of September 30, 2021, and December 31, 2020, the Company had 51 shares of preferred stock and 0 shares of preferred stock issued and outstanding, respectively.

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

On July 1, 2021, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for June 2021. The common stock of the Company is and had a value of $0.201 per share, therefore the Company recorded the transaction at $2,478.

On July 6, 2021, the Company issued 50,000 shares of common stock to Jeff Deforrest for services. The shares were valued at $0.21 each for a total value of $10,500.

On July 6, 2021, the Company issued 300,000 shares to FMW Media Corp, LLC. The shares were valued at $0.21 each for a total value of $63,000.

On July 23, 2021, the Company issued 295,986,724 shares of common stock in conjunction with the Share Exchange Agreement with BHI (see Note 3).

On August 1, 2021, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for June 2021. The common stock of the Company is and had a value of $0.201 per share, therefore the Company recorded the transaction at $5,375.

On September 1, 2021, the Company was contractually obligated to issue its legal counsel 12,500 shares of common stock for legal work for June 2021. The common stock of the Company is and had a value of $0.201 per share, therefore the Company recorded the transaction at $3,725.

As of September 30, 2021, and December 31, 2020, the Company has 355,033,405 shares of common stock and 51,487,764 shares of common stock of no par common stock issued, issuable, and outstanding.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

On January 25, 2019, the Company issued 250,000 options to Vincent. The options vest at a rate of 25% every six months after the grant date and expire upon termination of employment. The exercise price is $0.077. The Black-Scholes calculation valued the options at $15,809, or $0.06 per share. As of September 30, 2021, $5,912 was amortized. These options expired three months following Vincent’s resignation because they were not exercised prior to that time.

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

NOTE 9 – SUBSEQUENT EVENTS

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

Results of Operations

For the three months ended September 30, 2021, compared to the three months ended September 30, 2020

Revenue

The Company had revenue of $1,472,194 for the three months ended September 30, 2021, compared to $828,107 for the comparable period in 2020. The increase in 2021 compared to 2020 is due to 2020 being impacted by COVID-19 restrictions whereas 2021 reflects the rebound in the tuition business as the Company works its way out of the impact of COVID-19.

Direct Costs of Revenue

The Company had direct costs of revenue of $215,714 for the three months ended September 30, 2021, compared to $235,459 for the comparable period in 2020. In 2020, direct costs of revenue were at a higher percentage of sales, compared to the same period in 2021. In 2021 the Company was able to reduce the expenses related to sales due to a renegotiated contract.

Operating Expenses

The Company had operating expenses of $1,696,732 for the three months ended September 30, 2021, compared to $1,413,504 for the three months ended September 30, 2020. The increase was primarily due to stock-based compensation of $85,077 for the three months ended September 30, 2021 compared to $2,367 for the same period in 2020. The operating expenses for the three months ended September 30, 2021 are comprised of the following: direct costs of revenue, $215,714, professional fees, $133,358, salary expenses, $662,906, stock-based compensation, $85,077, marketing expense, $86,013, and other general and administrative, $513,665.

Net Loss

The Company had a net loss of $226,319 for the three months ended September 30, 2021, compared to $663,755 for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020

Revenue

The Company had revenue of $5,522,499 for the nine months ended September 30, 2021, compared to $4,091,315 for the comparable period in 2020. The increase in 2021 compared to 2020 is due to 2020 being impacted by COVID-19 restrictions whereas 2021 reflects the rebound in the tuition business as the Company works its way out of the impact of COVID-19.

Direct Costs of Revenue

The Company had direct costs of revenue of $924,110 for the nine months ended September 30, 2021, compared to $622,654 for the comparable period in 2020. As a percentage of revenue, the expenses were relatively the same between 2021 and 2020.

Operating Expenses

The Company had operating expenses of $8,860,978 for the nine months ended September 30, 2021, compared to $4,483,438 for the nine months ended September 30, 2020. The increase was primarily due to stock-based compensation of $3,063,185 for the nine months ended September 30, 2021 compared to $9,701 for the same period in 2020 and the increase in salaries from $1,904,495 for the nine months ended September 30, 2020 compared to $2,642,602 for the nine months ended September 30, 2021 due to increased services as the Company is coming out of the impact of COVID-19. The operating expenses for the nine months ended September 30, 2021 are comprised of the following: direct costs of revenue, $924,110, professional fees, $475,910, salary expenses, $2,642,602, stock-based compensation, $3,063,185, marketing expense, $183,169, and other general and administrative, $1,572,003.

Net Loss

The Company had a net loss of $4,281,791 for the nine months ended September 30, 2021, compared to $493,294 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash and cash equivalents of $324,764. We do not have sufficient resources to effectuate our business. We expect to incur expenses offset by revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations provided cash of $51,743 for the nine months ended September 30, 2021. The positive cash flow from operating activities for the nine months ended September 30, 2021, is attributable to the conversion of debt into common stock.

We used cash in investing for financing activities of $759,658 for the nine months ended September 30, 2021.

We had cash used in financing activities for the nine months ended September 30, 2021, of $487,121.

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

Plan of Operation

Altitude International Holdings, Inc. is a multi-faceted organization focused on integrating advanced training and hydration technology with specialized sports training. Commercial operations are centered in Florida.

Since 2017, Altitude has specialized in creating properly engineered, membrane-based designs for simulated altitude training equipment. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers. The Company has access to facilities that have been sold in the US to demonstrate system design and function. The Company has sold chambers to a college, an NBA team and an NFL team.

Since the Share Exchange Agreement with Breunich Holdings, Inc. (“BHI”) closed in July 2021, the Company has expanded its operations through its acquisition of BHI and its several operating subsidiaries: Altitude Academies (formerly “ITA-USA Enterprise, LLC D.B.A. Club Med Academies”), Altitude Soccer (formerly “CMA Soccer, LLC”), Altitude Volleyball (formerly “NVL Academy LLC”), North Miami Beach Academy LLC, Altitude Water (formerly “Trident Water, LLC”), Six Log Cleaning & Sanitizing LLC, and Altitude Wellness.

Altitude now operates in various business divisions through its subsidiaries, mainly within performance training and specialized academic environments. It also manages and operates a subsidiary that manufactures Pure Water Generators utilizing a patented ozonated water treatment technology. This technology produces pure, oxygenated drinking water from the humidity in the air.

It’s “business as usual” with the Academy tuition operations. The Company is seeing signs of its full-time enrollment momentum heading back toward pre-COVID levels. The short-time weekly tuition volume and revenue this past August was another indication that customers are actively getting back on track with travel and boarding options for their children. The capture rates are up across the board on less volume with the exception of Altitude Soccer which went through a transition losing two of its top-tier coaches during the height of our annual re-enrollment period. Despite this temporary obstacle, the Company rebounded making replacements of equal talent quickly while at the same time increasing enrollment.

Altitude Academies’ new recruiting relationship has proven positive. Already, the group has sent ten full-time student athletes from Brazil, Ecquador, Boliva, and the Philippines. The majority of the customers recruited are soccer players, although there were two golfers and plan to send ten full-time athletes that will start this Spring semester. All of these new students will likely attend on multi-year stays. The group activity as well as the professional soccer pre-season team activity has re-engaged.

Altitude recently established a relationship with the team that will be managing Altitude Wellness, allowing a recurring revenue strategy for the altitude chamber business and moving beyond Altitude’s previous one-time sales model. The Altitude Wellness program format will be a blend of membership, private pay and insurance reimbursable rehab services

Altitude Water has made significant strides with their manufacturing, assembly and production capabilities. The relationship with our sales arm, RussKapp has proven productive with the military, with multiple sales. RussKapp has also made purchases of Altitude machines that are going in regional government facilities. This segment has experienced supply change challenges but has been innovative in securing promising alternate sources to deal with the global situation. Our water business is expanding into new market segments.

Altitude Online Learning LLC was recently established to support and address the global demand in distance learning. This is an natural extension to our existing brick-and-mortar academic operations. Through our corporation system status, Altitude Online Learning is fully accredited. The economics of an online distance school presents significant potential opportunity. Now students from around the world will have the opportunity to earn an American diploma in their home countries while attending Altitude Online Learning.

In summary, after completing the acquisition of BHI, Altitude’s marketing team has spent the past months integrating the re-branding and revamping process of the Altitude and all of the subsidiaries. This initiative consisted of the updating or new creation of all websites, social media platforms, ad campaigns, collateral material, apparel, and gear, all of which, now reflect the Altitude name and new initiatives of the company. From this point forward, our energies will be focused on synergistic acquisitions and partnerships, as evidenced with the addition of Altitude Wellness and Altitude Online Learning. We are currently evaluating other opportunities in the Academy, learning, and wellness sectors.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been a significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. With the acquisition of Breunich Holdings, Inc., the Company now has a staffed accounting department with separation of duties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2021, the Company issued 12,500 shares of common stock its legal counsel for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

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

On July 23, 2021, pursuant to the Share Exchange Agreement with Breunich Holdings, Inc., on July 23, 2021, the Company issued 295,986,724 shares of its restricted common stock to the shareholders in BHI on a pro rata basis. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

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

On August 1, 2021, the Company issued 12,500 shares of common stock its legal counsel for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On September 1, 2021, the Company issued 12,500 shares of common stock its legal counsel for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On October 1, 2021, the Company issued 12,500 shares of common stock its legal counsel for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On November 1, 2021, the Company issued 12,500 shares of common stock its legal counsel for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.1	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.2	Articles of Incorporation of Altitude International (incorporated by reference to the form 8-K filed by the Company on July 3, 2017).
3.2	Amended Articles of Incorporation filed on June 4, 2018 (incorporated by reference to the form 8-K filed on August 8, 2018).
10.1	Share Exchange Agreement (incorporated by reference to exhibit 3.2 to the form 8-K filed by the Company on July 3, 2017).
10.2	Licensing Agreement (incorporated by reference to exhibit 10.1 to the form 8-K filed by the Company on July 3, 2017).
10.3	Sole Distribution Agreement (incorporated by reference to exhibit 10.2 to the form 8-K filed by the Company on July 3, 2017).
10.4	Share Exchange Agreement dated July 6, 2021 and effective July 23, 2021 (incorporated by reference to exhibit 10.1 to the Form 8-K filed by the Company on July 26, 2021).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101 INS	Inline XBRL Instance Document *
101 SCH	Inline XBRL Taxonomy Extension Schema Document *
101 CAL	Inline XBRL Taxonomy Calculation Linkbase Document *
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101 LAB	Inline XBRL Taxonomy Labels Linkbase Document *
101 PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	CoverPage Interactive Data File (embedded within the Inline XBRL document)

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Greg Breunich	Principal Executive Officer and Principal Financial	November 19, 2021
Greg Breunich	and Accounting Officer

