Form 10-Q/A
period 2021-09-30
ALTITUDE INTERNATIONAL HOLDINGS, INC.
filed 2022-01-12
CIK 1664127

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 355,058,405 shares issued, issuable, and outstanding as of January 6, 2022.

Explanatory Note

The purpose of this Amendment No. 1 to Altitude International Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the Securities and Exchange Commission on November 19, 2021 (the “Form 10- Q”), is to amend the Form 10-Q to reflect the reverse merger with Altitude International Holdings, Inc. and Breunich Holdings, Inc. and the effect on the financials and other applicable disclosures.

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(UNAUDITED)

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2021	December 31, 2020
	(restated)	(restated)
ASSETS
Current assets
Cash	$324,764	$134,003
Accounts receivable	525,379	269,962
Inventory	215,641	50,536
Prepaid expense	167,896	202,003
Total current assets	1,233,680	656,504

Fixed assets, net	263,466	286,099
Goodwill	98,779,773	-

Total assets	$100,276,919	$942,603

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Notes payable - related party	$-	$69,200
Notes payable	100,800	965,163
Accounts payable and accrued expenses	516,038	466,708
Accounts payable and accrued expenses - related party	-	113,422
Stockholders’ advance	36,211	36,211
Deferred revenue	1,370,871	1,378,502
Total current liabilities	2,023,920	3,029,206

Non-current liabilities
Capital deficit	33,150	-
Notes payable	847,554	263,300
Total non-current liabilities	880,704	263,300
Total liabilities	2,904,624	3,292,506

Commitments and contingencies - Note 7	-	-

Stockholders’ equity (deficit)
Preferred stock - no par value, 5,000,000 shares authorized, 51 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock - no par value, 600,000,000 shares authorized, 355,033,405 and 51,487,764 shares issued, issuable, and outstanding at September 30, 2021 and December 31, 2020, respectively	6,181,050	3,091,136
Members’ deficit	-	(1,981,343)
Non-controlling members’ deficit	-	(44,454)
Additional paid in capital	97,617,912	(1,270,366)
Accumulated deficit	(6,426,667)	(2,144,876)
Total stockholders’ equity (deficit)	97,372,295	(2,349,903)
Total liabilities and stockholders’ equity (deficit)	$100,276,919	$942,603

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

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

September 30, 2021 and 2020

(unaudited)

	Preferred Stock		Common Stock		Additional		Non-controlling
	No of	No		No	Paid in	Members’	Members’	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit	Deficit	Total
			(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
Balance, December 31, 2019	-	$-	36,075,995	$2,669,024	$(183,183)	$-	$-	$(2,885,511)	$(399,670)
Issuance of common stock for services	-	-	87,500	3,789	-	-	-	-	3,789
Conversion of debt to common stock	-	-	15,336,769	416,848	39,734				456,582
Amortization of stock options	-	-	-	-	5,912	-	-	-	5,912
Net loss for the period ended September 30, 2020	-	-	-	-	-	-	-	(493,294)	(493,294)
Balance, September 30, 2020	-	$-	51,500,264	$3,089,661	$(137,537)	$-	$-	$(3,378,805)	$(426,681)

Balance, December 31, 2020	-	$-	51,487,764	$3,091,136	$(1,270,366)	$(1,981,343)	$(44,454)	$(2,144,876)	$(2,349,903)
Issuance of common stock for services	-	-	7,127,500	2,953,985	-	-	-	-	2,953,985
Conversion of debt to common stock	-	-	181,417	87,080	-	-	-	-	87,080
Options exercised into common stock	-	-	250,000	19,250	-	-	-	-	19,250
Acquisition of BHI	51	-	295,986,724	29,599	98,888,278	1,981,343	44,454	-	100,943,674
Net loss for the period ended September 30, 2021	-	-	-	-	-	-	-	(4,281,791)	(4,281,791)
Balance, September 30, 2021	51	$-	355,033,405	$6,181,050	$97,617,912	$-	$-	$(6,426,667)	$97,372,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months ended September 30,

(unaudited)

	2021	2020
	(restated)	(restated)
Cash flows from operating activities:
Net loss	$(4,281,791)	$(493,294)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	22,633	31,365
Amortization expense	-	460
Loss on conversion of debt into common stock	-	39,734
Gain on settlement of debt	(41,254)	-
Stock-based compensation	3,063,185	9,701
Impairment expense	978,795	-
Loss on disposal of assets	-	24,861
Gain on forgiveness of debt	-	(10,000)
Change in assets and liabilities:
Accounts receivable	(255,417)	94,966
Inventory	(165,105)	24,861
Prepaid expense	34,107	35,017
Accounts payable and accrued expenses	49,328	(22,461)
Accounts payable and accrued expenses - related party	(113,422)	(60,226)
Deferred revenue	(7,631)	(486,427)
Net cash used in operating activities	(716,572)	(811,443)

Cash flows used in investing activities:
Purchase of fixed assets	-	(10,792)
Net cash used in investing activities	-	(10,792)

Cash flows from financing activities:
Proceeds from stock options exercised	19,250	-
Proceeds from loan	957,283	872,826
Proceeds from related party loans and advances	-	232,490
Repayment of notes payable to related parties	(69,200)	(126,369)
Net cash provided by financing activities	907,333	978,947

Net increase in cash	190,761	156,712

Cash at beginning of period	134,003	268,359

Cash at end of period	$324,764	$425,071

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of related party debt to common stock	$90,708	$416,848

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

At the Closing of the Share Exchange Agreement on July 23, 2021, Altitude acquired 100% ownership of BHI. as a wholly owned subsidiary and its operating companies: CMA Soccer, LLC, ITA-USA Enterprise LLC, Trident Water LLC, North Miami Beach Academy LLC, NVL Volleyball Academy LLC, Six Log Cleaning and Sanitizing LLC, and Altitude Wellness LLC. The subsidiaries will be renamed to reflect the new corporate structure and the Altitude brand. For financial reporting purposes, the acquisition of BHI and the change of control in connection with the acquisition represented a “reverse merger” rather than a business combination, and BHI is deemed to be the accounting acquirer in the transaction. For the periods prior to September 30, 2021, the acquisition is being accounted for as a reverse merger and recapitalization. BHI is the acquirer for financial reporting purposes, and the Company (Altitude International Holdings, Inc.) is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the acquisition are those of BHI and ALTD consolidated.

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

NOTE 3 – REVERSE MERGER

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

Pursuant to the terms of the Agreement, the Company issued 295,986,724 shares of its common stock to the shareholders of BHI in exchange for 100% ownership of BHI (the “Share Compensation”). The Company’s common stock is not historically traded at significant volume which has caused significant fluctuations in the price per share. For the initial valuation, the stock was valued at $0.331 per share per the closing price on July 22, 2021, or $97,971,606. Management has recorded a provisional goodwill, as of September 30, 2021, of $98,812,922, which is attributable to common synergies, the workforce, and may be adjusted based on management’s final determination of the fair value of the assets and liabilities acquired.

The following table summarizes the consideration given for BHI and the fair values of the assets and liabilities assumed at the acquisition date.

Consideration given:

Common stock shares given	$97,971,606
Total consideration given	$97,971,606

Fair value of identifiable assets acquired, and liabilities assumed:
Cash	$615,035
Accounts receivable	420,660
Due from ALTD	231,968
Inventory	192,038
Prepaid expenses	122,187
Fixed assets, net	266,981
Other assets	1,816
Accounts payable	(365,493)
Accrued expenses	(9,811)
Deferred revenue	(793,666)
Loans	(1,489,882)
Total identifiable net liabilities	(808,167)
Goodwill	98,779,773
Total consideration	$97,971,606

Following the Agreement, BHI is a wholly owned subsidiary of the Company, with each of its subsidiaries operating as wholly owned subsidiaries.

Accounting Treatment of the Merger

For financial reporting purposes, the Share Exchange represented a “reverse merger” rather than a business combination and Private Company was deemed to be the accounting acquirer in the transaction. The Share Exchange has been accounted for as a reverse-merger and recapitalization.

Breunich Holdings, Inc. is deemed to be the acquirer for financial reporting purposes, and Altitude International Holdings, Inc. is treated as the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Share Exchange are those of BHI and are recorded at the historical cost basis of BHI, and the financial statements after completion of the Share Exchange will include the assets and liabilities of ALTD and BHI, and the historical operations of BHI and operations of both companies from the closing date of the Share Exchange.

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

NOTE 9 – RESTATEMENT

Balance Sheet, Statement of Stockholders’ Equity (Deficit) and Statement of Cash Flows

In connection with the financial review as of September 30, 2021, certain errors associated with the Company’s accounting for the acquisition of Breunich Holdings, Inc. were required to be restated. The errors related to the recording of the Company’s financials for the nine months ended September 30, 2021, and 2020. Subsequent to the filing, it was determined that the reported financials should have been reported as follows:

On July 23, 2021, Altitude International Holdings, Inc. acquired all of the outstanding common stock of Breunich Holdings, Inc. For accounting purposes, the acquisition should have been treated as a reverse merger recognizing that the acquiring company was an operational company.

The following tables presents the impact of the misclassification on the Company’s previously reported unaudited consolidated balance sheets, unaudited consolidated statement of stockholders’ equity (deficit) and unaudited consolidated statement of cash flows.

	September 30, 2021			December 30, 2020
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
ASSETS
Current assets
Cash	$324,764	$-	$324,764	$485	$133,518	$134,003
Accounts receivable	525,379	-	525,379	-	269,962	269,962
Inventory	215,641	-	215,641	-	50,536	50,536
Prepaid expense	167,896	-	167,896	3,000	199,003	202,003
Total current assets	1,233,680	-	1,233,680	3,485	653,019	656,504

Fixed assets, net	263,466	-	263,466	-	286,099	286,099

Goodwill	-	98,779,773	98,779,773	-	-	-

Total assets	$1,497,146	$98,779,773	$100,276,919	$3,485	$939,118	$942,603

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable - related party	$-	$-	$-	$69,200	$-	$69,200
Notes payable	100,800	-	100,800	20,800	913,768	934,568
Accounts payable and accrued expenses	516,038	-	516,038	62,053	404,655	466,708
Accounts payable and accrued expenses - related party	-	-	-	113,422	-	113,422
Stockholders’ advance	36,211	-	36,211	36,211	-	36,211
PPP loan	-	-	-	-	30,595	30,595
Deferred revenue	1,370,871	-	1,370,871	-	1,378,502	1,378,502
Total current liabilities	2,023,920	-	2,023,920	301,686	2,727,520	3,029,206

Non-current liabilities
Capital deficit	33,150	-	33,150	-	-	-
Notes payable	847,554	-	847,554	-	263,300	263,300
Total non-current liabilities	880,704	-	880,704	-	263,300	263,300
Total liabilities	2,904,624	-	2,904,624	301,686	2,990,820	3,292,506

Stockholders’ deficit
Preferred stock	-	-	-	-	-	-
Common stock	6,181,050	-	6,181,050	3,091,136	-	3,091,136
Members’ deficit	-	-	-	-	(1,981,343)	(1,981,343)
Additional paid in capital	(1,161,861)	98,779,773	97,617,912	(175,279)	(1,095,087)	(1,270,366)
Non-controlling members’ deficit	-	-	-	-	(44,454)	(44,454)
Accumulated deficit	(6,426,667)	0	(6,426,667)	(3,214,058)	1,069,182	(2,144,876)
Total stockholders’ equity (deficit)	(1,407,478)	98,779,773	97,372,295	(298,201)	(2,051,702)	(2,349,903)
Total liabilities and stockholders’ deficit	$1,497,146	$98,779,773	$100,276,919	$3,485	$939,118	$942,603

							Non
	Preferred Stock		Common Stock		Additional		controlling
	No of	No		No	Paid in	Members’	Members’	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit	Deficit	Total
As Reported
Balance, December 31, 2019	-	$-	36,075,995	$2,669,024	$(183,183)	$-	$-	$(2,885,511)	$(399,670)
Issuance of common stock for services	-	-	87,500	3,789	-	-	-	-	3,789
Conversion of debt to common stock	-	-	15,336,769	416,848	39,734	-	-	-	456,582
Business combination	-	-	-	-	(575,911)	-	-	575,911	-
Amortization of stock options	-	-	-	-	5,912	-	-	-	5,912
Net loss for the period ended September 30, 2020	-	-	-	-	-	-	-	(844,474)	(844,474)
Balance, September 30, 2020	-	$-	51,500,264	$3,089,661	$(713,446)	$-	$-	$(3,154,074)	$(777,859)

Adjustments
Balance, December 31, 2019	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for services	-	-	-	-	-	-	-	-	-
Conversion of debt to common stock	-	-	-	-	-				-
Business combination	-	-	-	-	575,911	-	-	(575,911)	-
Amortization of stock options	-	-	-	-	-	-	-	-	-
Net loss for the period ended September 30, 2020	-	-	-	-	-	-	-	351,178	351,178
Balance, September 30, 2020	-	$-	-	$-	$575,911	$-	$-	$(224,733)	$351,178

As Restated
Balance, December 31, 2019	-	$-	36,075,995	$2,669,024	$(183,183)	$-	$-	$(2,885,511)	$(399,670)
Issuance of common stock for services	-	-	87,500	3,789	-	-	-	-	3,789
Conversion of debt to common stock	-	-	15,336,769	416,848	39,734				456,582
Amortization of stock options	-	-	-	-	5,912	-	-	-	5,912
Net loss for the period ended September 30, 2020	-	-	-	-	-	-	-	(493,294)	(493,294)
Balance, September 30, 2020	-	$-	51,500,264	$3,089,661	$(137,537)	$-	$-	$(3,378,805)	$(426,681)

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(4,281,791)	$-	$(4,281,791)	$(493,294)	$-	$(493,294)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	3,516	19,117	22,633	1,745	29,620	31,365
Amortization expense	-	-	-	460	-	460
Business combination	-	-	-	224,731	-	-
Loss on conversion of debt into common stock	-	-	-	-	-	39,734
Gain on settlement of debt	41,254	(82,508)	(41,254)	39,734	(39,734)	-
Stock-based compensation	3,063,185	-	3,063,185	9,701	-	9,701
Impairment expense	978,795	-	978,795	-	-	-
Loss on disposal of assets	-	-	-	-	24,861	24,861
Gain on forgiveness of debt	-	-	-	-	(10,000)	(10,000)
Change in assets and liabilities:
Accounts receivable	(147,710)	(107,707)	(255,417)	-	94,966	94,966
Inventory	(23,603)	(141,502)	(165,105)	-	24,861	24,861
Prepaid expense	(42,709)	76,816	34,107	4,121	30,896	35,017
Accounts payable and accrued expenses	1,732	47,596	49,328	14,317	(36,778)	(22,461)
Accounts payable and accrued expenses - related party	(113,422)	-	(113,422)	114,277	(174,503)	(60,226)
Deferred revenue	572,497	(580,128)	(7,631)	(1,189)	(485,238)	(486,427)
Net cash provided by (used in) operating activities	51,743	(768,315)	(716,572)	(85,397)	(541,049)	(811,443)

Cash flows used in investing activities:
Acquisition of BHI, net	759,658	(759,658)	-	-	-	-
Purchase of fixed assets	-	-	-	-	(10,792)	(10,792)
Net cash used in investing activities	759,658	(759,658)	-	-	(10,792)	(10,792)

Cash flows from financing activities:
Proceeds from stock options exercised	19,250	-	19,250	-	-	-
Proceeds from loan	-	957,283	957,283	20,800	852,026	872,826
Proceeds from related party loans and advances	-	-	-	57,989	174,501	232,490
Repayment of notes payable to related parties	(506,371)	437,171	(69,200)	-	(126,369)	(126,369)
Net cash provided by (used in) financing activities	(487,121)	1,394,454	907,333	78,789	900,158	978,947

Net increase (decrease) in cash	324,279	(133,518)	190,761	(6,608)	348,317	156,712

Cash at beginning of period	485	133,518	134,003	8,267	260,092	268,359

Cash at end of period	$324,764	$-	$324,764	$1,659	$608,409	$425,071

Cash paid for interest	$-	$-	$-	$-	$-	$-
Cash paid for taxes	$-	$-	$-	$-	$-	$-

Non-cash investing and financing activities:
Conversion of related party debt to common stock	$90,708	$-	$90,708	$416,848	$-	$416,848

NOTE 10 – SUBSEQUENT EVENTS

On December 20, 2021, Altitude International Holdings, Inc (the “Company”) and its wholly-owned subsidiary, Trident Water, LLC, entered into a Loan Agreement with FVP Servicing, LLC, a Delaware limited liability company (“FVP”). Under the terms of the Loan Agreement, the Company received a loan from FVP in the amount of $500,000 in the form of a promissory note secured by the assets of the Company and its wholly-owned subsidiaries and guaranteed by the Company and its subsidiaries. The note bears interest at twelve percent per annum and the maturity date of the note is December 20, 2023. The Company will pay FVP interest-only payments monthly for the first twelve months of the term, and will then pay accrued interest plus $20,833.33 in principal monthly for the last twelve months of the term.

The Loan Agreement and associated documents closed on Wednesday, December 22, 2021 and the loan was funded on that date.

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

Operations used cash of $716,572 for the nine months ended September 30, 2021.

We used cash in investing for financing activities of $0 for the nine months ended September 30, 2021.

We had cash provided by financing activities for the nine months ended September 30, 2021, of $907,333.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On December 20, 2021, Altitude International Holdings, Inc (the “Company”) and its wholly-owned subsidiary, Trident Water, LLC, entered into a Loan Agreement with FVP Servicing, LLC, a Delaware limited liability company (“FVP”). Under the terms of the Loan Agreement, the Company received a loan from FVP in the amount of $500,000 in the form of a promissory note secured by the assets of the Company and its wholly-owned subsidiaries and guaranteed by the Company and its subsidiaries. The note bears interest at twelve percent per annum and the maturity date of the note is December 20, 2023. The Company will pay FVP interest-only payments monthly for the first twelve months of the term, and will then pay accrued interest plus $20,833.33 in principal monthly for the last twelve months of the term.

The Loan Agreement and associated documents closed on Wednesday, December 22, 2021 and the loan was funded on that date.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.1	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.2	Articles of Incorporation of Altitude International (incorporated by reference to the form 8-K filed by the Company on July 3, 2017).
3.2	Amended Articles of Incorporation filed on June 4, 2018 (incorporated by reference to the form 8-K filed on August 8, 2018).
10.1	Share Exchange Agreement (incorporated by reference to exhibit 3.2 to the form 8-K filed by the Company on July 3, 2017).
10.2	Licensing Agreement (incorporated by reference to exhibit 10.1 to the form 8-K filed by the Company on July 3, 2017).
10.3	Sole Distribution Agreement (incorporated by reference to exhibit 10.2 to the form 8-K filed by the Company on July 3, 2017).
10.4	Share Exchange Agreement dated July 6, 2021 and effective July 23, 2021 (incorporated by reference to exhibit 10.1 to the Form 8-K filed by the Company on July 26, 2021).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101 INS	Inline XBRL Instance Document *
101 SCH	Inline XBRL Taxonomy Extension Schema Document *
101 CAL	Inline XBRL Taxonomy Calculation Linkbase Document *
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101 LAB	Inline XBRL Taxonomy Labels Linkbase Document *
101 PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Greg Breunich	Principal Executive Officer and Principal Financial	January 11, 2022
Greg Breunich	and Accounting Officer

