Form 10-K
period 2021-12-31
ALTITUDE INTERNATIONAL HOLDINGS, INC.
filed 2022-03-15
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $4,879,030 as of June 30, 2021, based upon a bid price of $0.1982 per share for the registrant’s common stock on such date.

On March 14, 2022, a total of 369,108,405 shares of our common stock were issued, issuable, and outstanding.

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

PART I

ITEM 1. Business

Corporate History and Description of Business

Altitude International Holdings, Inc. (the “Company,” “we,” “us,” “our,” or “Altitude-NY”), was incorporated in the State of New York on July 13, 1994, as “Titan Computer Services, Inc.”

On June 27, 2017, the Company entered into a Share Exchange Agreement (the “2017 Share Exchange”) with Altitude International, Inc, a Wisconsin corporation (“Altitude”). Altitude was incorporated on May 18, 2017, under the laws of the state of Wisconsin. Altitude specializes in creating properly engineered, membrane-based designs for simulated altitude training equipment. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers. The Company changed its name on June 4, 2018, to “Altitude International, Inc.” to reflect its current operations. Pursuant to the terms of the 2017 Share Exchange, the Company agreed to issue 6,102,000 shares of its common stock to the individual shareholders of Altitude on a pro rata basis in exchange for receive 100% of the shares of Altitude. Following the 2017 Share Exchange, Altitude became a wholly owned subsidiary of the Company.

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

Following the 2017 Share Exchange, the Company, through its operating subsidiary, specializes in creating uniquely engineered, membrane-based designs for simulated altitude training environments. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers. Through a license agreement with Sporting Edge UK, a brand well-established in the United Kingdom, the Company has expanded its technology into the American marketplace, where the appetite for increasing performance in elite athletes, professional sports, equine sports, and universities and colleges is immense.

On July 6, 2021, the Company entered into a Share Exchange Agreement (the “2021 Share Exchange Agreement”) with Breunich Holdings, Inc., a Delaware entity (“BHI”), and the shareholders of BHI. BHI is a holding company with seven operating LLCs, including CMA Soccer, LLC, ITA-USA Enterprise LLC, Trident Water LLC, North Miami Beach Academy LLC, NVL Volleyball Academy LLC, Six Log Cleaning and Sanitizing LLC, and Altitude Wellness LLC.

On July 21, 2021, the Company filed a Certificate of Designation for Series A Preferred Stock.

Pursuant to the terms of the 2021 Share Exchange Agreement, the Company agreed to issue 295,986,724 shares of its common stock to the shareholders of BHI in exchange for 100% ownership of BHI. The Company also agreed to issue 51 shares of its Series A preferred stock to Gregory Breunich as part of the agreement.

At the Closing of the Share Exchange Agreement on July 23, 2021, Altitude acquired 100% ownership of BHI as a wholly owned subsidiary and all of its operating companies. BHI is now operating as a wholly owned subsidiary of the Company. Following the Closing of the Share Exchange Agreement, the Company has rebranded its subsidiaries’ operations, as further described below.

BUSINESSES

Company Overview

Altitude International Holdings is a people-first, global wellness group comprised of multiple scalable related revenue streams creating a vertically integrated high-performance sports, education, and technology company. Our mission is to redefine and revolutionize athletic preparation and training, while providing relief, opportunity, and wellness to those that need it the most.

Altitude International, Inc.

Since 2017, the Company, through its operating subsidiary, Altitude International, Inc., specializes in creating uniquely engineered, membrane-based designs for simulated altitude training environments. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers. Through a license agreement with Sporting Edge UK, a brand established in the United Kingdom, the Company intends to continue to expand its technology into the American marketplace, where the appetite for increasing performance in elite athletes, professional sports, equine sports, and universities and colleges is immense.

Industry Operating Environment

We believe the industry operating environment is ready for our products and our focus is climate-controlled rooms. The blended business approach that Altitude has adopted has substantiated our product in the marketplace through education and applied use of our systems and protocols. In the academies’ operations alone, participants attend from 40 nations around the world. Professional athletes and professional teams utilize the facilities from Europe, South America, and Asia.

Recent Development

Altitude is establishing its manufacturing in the United States, taking ownership of our cost to retail structure. Currently, “Made in the USA” carries weight worldwide at the consumer level.

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

5

Competition

Currently, the membrane-based technology is not being well used in the United States. In North America, there exist some companies that provide altitude training masks, but the equipment is on a much smaller scale intended for personal use. This type of equipment employs PSA technology, which has reliability issues and a restricted altitude capacity.

There have been recent climate-controlled chamber successes in therapy and rehab environments. While used in the United States and North America, much of the membrane-based technology reflects continued use on a more personal basis. The impact of COVID-19 stalled most activities for much of 2020 and 2021. However, in recent months, the Company has experienced a renewed interest in the university, college, military, and therapy sectors and professional sports teams.

Marketing and Customers

Our approach with major professional sports franchises has been an emphasis. We plan to market to franchise, college, military and therapy institutions interested in installing climate-controlled chambers in their performance facilities indicate renewed momentum for the 2022 - 2023 seasons. Our outreach utilizes far-reaching relational capital as the point of entry for prospective targets. Our products and services support junior, adult, and professional individuals.

Altitudes second demonstration facility to be installed and used at Club Med Academies will serve as headquarters for ALTD’s R&D center hosting junior, adult, professional individuals and teams on a daily year-round basis.

Intellectual Property

The Company does not own any patents directly but has access to the Sporting Edge UK intellectual property through the License Agreement, by and between the Company and Sporting Edge UK Ltd., Inc. (“Sporting Edge UK”) as discussed below.

Principal Agreements Affecting Our Ordinary Business

Revised Sporting Edge UK Licensing Agreement

Altitude entered into a Revised Licensing Agreement with Sporting Edge UK in January 2019 that grants a license to Altitude to use Sporting Edge UK’s proprietary technology related to properly engineered, membrane-based designs for simulated altitude training equipment. The license is exclusive and is perpetual, with termination by Sporting Edge UK only upon uncured, material breach. The annual license fee under the revised agreement is $1.00 per year. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers. Altitude has the licensing rights to use all technology to manufacture the products and to sell them (directly or through distributors) in the following territories:

●	The Continent of North America, Central America, The Continent of South America.

●	Other territories as may be agreed from time to time, on a temporary or permanent basis.

ITA-USA Enterprise, LLC d/b/a Altitude Academies and Club Med Academies

Corporate History

ITA-USA Enterprise, LLC (d/b/a “Altitude Academies,” or “Club Med Academies”) was formed in 2010. Currently, Altitude Academies and the team reside on a 258-acre property located in Sandpiper Bay, Florida, which is owned by Holiday Village of Sandpiper, Inc.

Nature of Operations

Altitude Academies specializes in the training and education of young aspiring student-athletes from around the world, providing a pathway from middle school to college to the professional ranks. Altitude Academies’ proprietary educational model currently focuses on sports and academics. The business model is scalable to other disciplines, i.e., the arts and science sectors. Altitude Academies is a tuition-based business and hosts boarding and non-boarding students from approximately 40 nations. The majority of attendees participate on a school year semester basis, residing with Altitude Academies 287-days out of the year. Students arrive in August and finish up in May in a given school year. Others who participate come to the academy weekly throughout the year. Altitude Academies hosts Altitude Tennis, Altitude Golf, and full Academic disciplines of the academy group of companies. Tuitions for the Altitude Academies retail program range from approximately $51,000 (non-boarding) to approximately $67,000 (boarding) for each school year.

Altitude Golf is led by Director Matthew Fields (“Fields”), who has worked alongside multiple instructors. Fields previously served as the Director of Golf for the International Junior Golf Academy. Students in the Golf program engage in a rigorous training and academic schedule, with daily morning and afternoon golf and academic regimens. Fields and his team continue year in and year out to build and create young, prime time golfers who go on to receive college scholarships (in sport and academics) and in some cases further excel into the professional ranks (ie., Morgan Hoffmann, ShanShan Feng, Richy Werenski, Stephanie Meadow).

Altitude Tennis follows the Gabriel Jaramillo coaching methodology, employing in-depth cyclical training plans covering all aspects of player development. The tennis program, as well as all the other sports at the academy, requires a long-term outlook for building a sound and complete athlete. Gabriel Jaramillo and Gregory Breunich have long-standing reputations having assisted in developing many of the finest professional athletes ever to play the game of tennis. Many of their tennis players have gone on to become some of the finest players (i.e., Agassi, Sampras, Kournikova, Sharapova, Seles, and the Williams sisters) in the world. In the program, there are full-time, short-time, junior, and professional regimens available, each focusing on the building process designed to ensure participants’ long-term success. Over their 40-year history, the program has placed thousands of kids into every national college division and trained hundreds of athletes into the professional ranks.

Altitude Soccer and Altitude Volleyball reside in separate entities and are modelled like the golf and tennis divisions. The soccer, volleyball, golf, and tennis programs use the Club Med facility on site (further described below).

Learning Model

The learning model is shown in the following image.

Industry Operating Environment

Athletes that hope to compete at top professional levels require extensive training and resources from a young age. It can be challenging for the families of those young athletes to find the right balance of high-level academics and consistent athletic training. Altitude Academies specializes in ensuring that all its students have access to world-class training, education, facilities, and coaching. Altitude Academies’ distinct education-and-training methodology carves out effective practice, training and academic regimens on a daily basis This methodology ensures young athletes reach their ultimate level of development and performance. Many Altitude Academies athletes advance to play at the collegiate level, and some go on to become professional athletes. The methodology also strongly emphasizes developing the individuals’ learning skills, competitive competence, and academic development. Thus, Altitude Academies provides a gateway for young, talented athletes to hone their athletic prowess, minds, and overall ability to succeed.

Competition

Altitude Academies’ competitors include IMG Academy, Saddlebrook Preparatory School, Mouratoglou Academy (France), and Evert Tennis Academy.

Marketing and Customers

Altitude Academies markets internationally to a target audience of young athletes and their families through websites and social media channels, delivering in-person clinics in specific regions. In addition, Altitude Academies has developed a global agent network that refers athletes, students, professional and college teams from Europe, Asia, North America and South America. Their target audience comprises young individuals possessing the passion and drive to excel as collegiate and professional athletes. Altitude Academies’ training and education is offered to student-athletes from over 40 nations.

Principal Agreements Affecting Ordinary Business

Altitude Academies maintains an Operating and Licensing Agreement (the “Agreement”) with Holiday Village of Sandpiper, Inc., a Florida corporation (“Club Med”), located at 3500 SE Morningside Boulevard, Port St. Lucie, FL 34952. The Agreement stipulates that Altitude Academies is allowed to use the facilities at Club Med for its academy and athletic programs. The Agreement runs for a term of one year beginning May 1, 2021 and may be renewed in one-year increments provided both parties mutually agree in writing. Altitude Academies agreed to promote, staff, and deliver the academy programs, as well as provide and maintain all necessary supplies and equipment, for Altitude Academies clients and students. Altitude Academies also provides Club Med with client feedback and complies with all standard operating procedures and guidelines provided by Club Med. Club Med agreed to provide room and board to Altitude Academies and repairs and maintenance of all infrastructure utilized by Club Med Academies, including utilities and capital costs associated with Club Med owned facilities. Club Med provides the all-inclusive programming delivered to its resort guests. Both parties are required to maintain insurance policies that will cover their operations, ensure their employees abide by all laws and facility rules, pass background checks, and indemnify each other.

CMA Soccer, LLC d/b/a Altitude Soccer

Corporate History

CMA Soccer, LLC (“Altitude Soccer”) launched in 2018.

Nature of Operations

Altitude Soccer is the soccer division of Altitude Academies. It is operated as a separate LLC under contract with Club Med. Altitude Soccer like other Altitude Academies programs hosts student-athletes from many nations. Altitude Soccer utilizes highly specialized training methodologies, blending all the critical elements required to groom a high-level soccer player. Those who attend participate in a 10-hour per day regimen of soccer, academics, and athletic development. Altitude Soccer is a college and professional-bound program placing its graduates in colleges and professional ranks throughout the USA. Attendees of the soccer academy train on two international-sized, natural turf fields located at Club Med Sandpiper Bay in Port Lucie, FL. Besides attracting junior, high-performance soccer players, Altitude Soccer also draws and hosts global professional teams for preseason training camps at Club Med (Pachuca – Mexico, Penarole-Uruguay, Inter-Miami – MLS, Washington Spirit – NWSL, and Kansas City WFC – NWSL).

As of March 7, 2022, Altitude Soccer entered into a Management Consulting and License Agreement with Soccer Partners America, a Colorado not-for-profit corporation (“RUSH Soccer”). RUSH Soccer is a national competitive youth soccer club that administers boys’ and girls’ teams internationally (the “RUSH Programs”) with proprietary training methodology, documentation and materials (the “RUSH Material”), proprietary technologies and platforms (the “RUSH Technologies”), and a database of individuals (the “RUSH Database”).

Pursuant to the terms of the Agreement, CMA agreed to administer, deliver and develop the RUSH Programs for an initial term of 10 years, with further automatic renewals for two five-year terms. RUSH Soccer has granted CMA an exclusive license to use the RUSH Soccer name, their logo, the RUSH Materials and the RUSH Technologies in connection with the operation, marketing and exploitation of full time, school semester, school year and short time weekly, junior, adult, professional and family, boarding and non-boarding soccer programs.

Learning Model and Training Approach

Altitude Soccer’s learning model is provided in more detail in the following images. Altitude Soccer offers both full-time and short-time programs to cater to young athletes with full access to its extensive facilities. Beyond training and academics, Altitude Soccer also employs an Academy Life team to instill the holistic growth and development of all students. This ensures the athletes feel confident and secure in the safe, calm, friendly environment. Just as Altitude Soccer provides competitive, comprehensive national and global sports platforms critical for athletes’ development. This ensures the sufficient exposure of information to maximize long-term results.

Altitude Soccer uses a holistic and comprehensive approach to develop talented soccer athletes. The following images help illustrate various components of Altitude Soccer’s offering to its students and their families. Its main objective ensures that the foundational components are geared towards developing the athletes’ learning skills and competitive competence.

10

Industry Operating Environment

Altitude Soccer specializes in ensuring that all its students have access to world-class training, education, facilities, and coaching. Altitude Soccer’s distinct education-and-training methodology carves out effective practice, training, and academic regimens daily. This methodology ensures young athletes reach their ultimate level of development and performance. Leadership of Altitude Soccer has advanced many of its athletes to play at the collegiate level, and some go on to become professional athletes. The methodology also strongly emphasizes developing the individual’s learning skills, competitive competence, and academic development. Thus, Altitude Soccer provides a gateway for young, talented athletes to hone their athletic prowess, minds, and overall ability to succeed.

Competition

Altitude Soccer’s competitors include IMG Academy and Montverde.

Marketing and Customers

Altitude Soccer markets internationally to a target audience of young soccer players and their families through websites and social media channels, delivering in-person clinics in specific regions. In addition, Altitude Soccer has developed a referral system with various agents from around the world that recruits athletes, students, professional and college teams from Europe, Asia, North America and South America. Its target audience comprises boy and girls possessing the passion and drive to excel as collegiate and professional soccer players. Altitude Soccer’s training and education is offered to student-athletes from over 40 nations. Soccer in general in the United States has a well-developed club system. Altitude Soccer’s integrated school and training program is a perfect fit for clubs across America and provides a highly targeted growth opportunity.

Because Altitude Soccer offers training and education to student-athletes from around the world, Altitude Soccer provides support through its academic model in language and cultural awareness as students acclimate to Altitude Soccer’s unique environment. Altitude Soccer’s brand and reputation are synonymous with high achievement, family environment, and developing a well-rounded individual.

Principal Agreements Affecting Ordinary Business

None.

NVL Volleyball Academy LLC d/b/a Altitude Volleyball

Corporate History

NVL Volleyball Academy (“Altitude Volleyball”) LLC began operations in 2014 and is the beach volleyball and indoor volleyball tuition-based operation for Altitude Academies.

Nature of Operations

Most athletes in this program, with a few exceptions, are from the USA and are women. There is a significant opportunity for college scholarships for attendees. The facilities include eight sand volleyball courts and an offsite indoor gym. Most students participate and compete in both beach and indoor volleyball, which in turn expands their scholarship opportunities. All programming is run similar to the other Altitude Academies disciplines. Students train for two morning hours, attend school for two morning hours, break for lunch, attend school for two afternoon hours, train for three afternoon hours, break for dinner, and attend school for two evening hours, respectively. Title 9 offers a lot of opportunity for women’s sports in college. All athletes receive some form of a scholarship to attend college, whether for sports or academics.

Industry Operating Environment

Athletes that hope to compete at top professional levels require extensive training and resources from a young age. It can be challenging for the families of those young athletes to find the right balance of high-level academics and consistent athletic training. Altitude Volleyball specializes in ensuring that all its students have access to world-class training, education, facilities, and coaching. Altitude Volleyball’s distinct education-and-training methodology carves out effective practice, training, and academic regimens daily. This methodology ensures young athletes reach their ultimate level of development and performance. Altitude Volleyball athletes advance to play at the collegiate level, and some go on to become professional athletes. The methodology also strongly emphasizes developing the individuals’ learning skills, competitive competence, and academic development. Thus, Altitude Volleyball provides a gateway for young, talented athletes to hone their athletic prowess, minds, and overall ability to succeed.

Operations

Altitude Volleyball’s learning model is provided in more detail in the following images. Altitude Volleyball offers both full-time and short-time programs to cater to young athletes with full access to its extensive facilities. Beyond training and academics, Altitude Volleyball also employs an Academy Life team to instill the holistic growth and development of all students. This ensures the athletes feel confident and secure in the safe, calm, friendly environment. Just as Altitude Academies provide competitive, comprehensive national and global sports platforms critical for athletes’ development, Altitude Volleyball does the same. This ensures the sufficient exposure of information to maximize long-term results.

13

Competition

Altitude Volleyball’s competitors include the local volleyball club network and other Beach Volleyball operators around the USA.

15

Marketing and Customers

Altitude Volleyball markets mainly in the US and Canada to a target audience of young volleyball players and their families through word of mouth, websites and social media channels as well as delivering in-person clinics in specific regions. There are significant opportunities in Europe, Caribbean, and some South and Central American countries too. Altitude Volleyball is experiencing a pick-up in its full time boarding and non-boarding programs. Volleyball until recent years has generally been a local club operation. Altitude Volleyball’s focus is the female volleyball player looking to attend a boarding school with a strong competitive volleyball program. Altitude Volleyball provides both indoor and beach volleyball – a broader market reach as well as greater scholarship opportunities for the individuals that attend. Altitude Volleyball’s leadership and coaching staff have competed at the highest level of competition both indoor and on the beach. They’ve played for their national team, or as all Americans and professionals.

Because Altitude Volleyball offers training and education to student-athletes from around the world, Altitude Volleyball provides support through its academic model in language and cultural awareness as students acclimate to Altitude Volleyball’s unique environment. Altitude Volleyball’s brand and reputation is synonymous with high achievement, family environment, and developing a well-rounded individual.

Principal Agreements Affecting Ordinary Business

None.

North Miami Beach Academy LLC

Corporate History

North Miami Beach Academy LLC was formed in February 2010. Through a bid process, the City of North Miami Beach awarded the right to operate a stand-alone park to North Miami Beach Academy (“NMBA”) in February 2017. The park is where world-famous Nick Bollettieri began his career. NMBA is a stand-alone tennis and academic academy and park operating separately from Altitude Academies and its affiliates. NMBA intends to work with the city of North Miami Beach to redevelop the park and build a boutique academy in Miami’s greater metropolitan area offering sports, arts, sciences, and academics.

Nature of Operations

NMBA is a local park operation with the City of North Miami Beach, providing junior, adult, and family programming for city residents. In addition to the local park deliverables, NMBA operates a non-boarding tennis and academic academy. NMBA’s tuition currently costs $37,000 for school and training. The academic academy offers K-12 education with an emphasis on college preparation and global blended learning. The academy focuses on creating a dynamic learning culture by combining the development of practical skills of the individual with the measurement of a competitive platform like tennis.

Industry Operating Environment

Athletes that hope to compete at top professional levels require extensive training and resources from a young age. It can be challenging for the families of those young athletes to find the right balance of high-level academics and consistent athletic training. NMBA provides a combined experience of a K-12 education as well as high-level training in tennis. NMBA specializes in ensuring that all its students have access to world-class training, education, facilities, and coaching. NMBA’s distinct education-and-training methodology carves out effective practice, training and academic regimens daily. This methodology ensures young athletes reach their ultimate level of development and performance in tennis. The methodology also strongly emphasizes developing the individuals’ learning skills, competitive competence, and academic development. Thus, NMBA provides a gateway for young, talented athletes to hone their athletic prowess, minds, and overall ability to succeed.

Operations

NMBA offers a fully accredited academic school from grades K through 12 as well as a tennis academy to its student population. With high-level instructors and an exclusive development contract with the City of North Miami Beach, NMBA focuses on training the next generation of athletes to find success in the classroom and on the tennis court. The program operates at Judge Arthur Snyder Tennis Center in North Miami Beach.

Competition

NMBA’s competitors include other Miami local city and private school programs.

Marketing and Customers

NMBA is a unique academy operation in the heart of North Miami Beach. The market initiative targets a 20-minute radius around the Academy address. The location is very close to Adventura, Sunny Isles and Bal Harbor. The demographics in this area have an extremely high culturally diverse draw and a broad array of wealthy customers. Word of mouth, websites, social media channels and the high demographic local market deliver the traffic for this business. The business has significant margin opportunity on small revenue, low volume, low cost. Public park relationships represent a significant growth opportunity for Altitude’s academy businesses.

Principal Agreements Affecting Ordinary Business

The agreement with the City of North Miami Beach and the bid process every 3-4 years.

Trident Water, LLC dba Altitude Water

Corporate History

Trident Water, LLC (“Altitude Water”) was founded in the summer of 2019, and we believe it is positioned to take a prominent position in the marketplace.

In June 2021, Altitude Water acquired Patent No. 7272947 to protect its intellectual property regarding ozone purification in Atmospheric Water Generators. Prior to that, Altitude Water operated under a licensing agreement.

Nature of Operations

Altitude Water manufactures Atmospheric Water Generators (“AWGs”). They range from smaller residential, light commercial, and heavy-duty military-grade machines. The machines supply up to 12, 100, and 200 gallons of water per day. AWGs produce pure water through the condensation process. The competitive advantage of Altitude Water’s patented ozone purification process is that it keeps the water and the system free from contaminants. The water is then put through filters replenishing the calcium and magnesium minerals to make what we believe is the finest drinking water on the market today. The patented EnviroGuard™ (Ozone Generator) purification process assists the natural water cycle by infusing Ozone into the water produced from the air’s humidity. After approximately 20 minutes, the Ozone (O3) then reverts into oxygen (O2), adding additional oxygen into every glass of water. In the final step, the process adds the minerals calcium and magnesium to raise the pH (7.6 to 8.1 on average) and provides a great taste. Altitude Water’s process is green, sustainable, and lowers the carbon footprint. Through a third-party, our water machines are currently being used by many branches of the United States military (“Military”) as part of the Military’s exploratory program with atmospheric water generation. Other noted industry sectors in need of quality water solutions are targets of Altitude Water such as humanitarian organizations, NGOs, FEMA, and sustainable real estate development.

Altitude Water has made significant strides with their manufacturing, assembly, and production capabilities. The relationship with our sales arm, RussKapp has proven productive with the military, with multiple sales, including sales to the US Marines, US Army, US Navy and the US Space Force. RussKapp has also made purchases of Altitude machines that are going in regional government facilities.

Altitude Water offers several levels of its AWGs at various price points, enabling it to target a larger variety of potential customers. The largest output machine is functional for large entities and institutions, whereas the smallest output model is suited for a small commercial or residential environment. The variety of products with the same patented process in each of them allows Altitude Water to create a varied customer base and to effectively market to more entities and interested parties.

Industry Operating Environment

AWGs extract water from humid ambient air and render it potable, making it safe for drinking. Altitude Water uses its patented process to distinguish itself from the competition by not only providing potable water but adds the element of providing oxygenated water. Altitude Water can provide the benefits of oxygenated water. It allows for better absorption for the body’s cells based on osmosis through a sustainable product that can make water even in areas where it may not always be readily available. Thus, Altitude Water operates within the pure water generation industry as well as the oxygenated water industry, carving out a unique niche product market for customers.

Competition

Altitude Water’s competitors include Genaq, Watergen USA, SunToWater Technologies, and Synergy Science.

Marketing and Customers

Altitude Water targets consumers have a need for pure drinking water and do not want to rely on bottled water due to storage problems and environmental issues with the plastic bottles. The market for the smaller Trident 12 model is residential and offices that have the traditional 5-gallon dispenser with bottled water. For the commercial units (T-100 and T-200), the customers need to overcome supply chain and logistical issues to have a reliable source of pure drinking water such as the United States Armed Forces and humanitarian relief organizations. The patented process within the AWGs appeals to forward-thinking, environmentally conscious clients, due to the purity of the water as well as the ability for ozonated water to cleanse bacteria from the tubing that traditional methods such as UV lights and reverse osmosis filtration are unable to address.

Six Log Cleaning & Sanitizing LLC

Corporate History

Six Log Cleaning & Sanitizing (“SLCS”) was formed in 2020 to operate the former operations and technology used by Big Russ Cleaning. During COVID-19, Six Log performed weekly fogging and sanitizing services for CMA.

Nature of Operations

SLCS provides a wide variety of services to its corporate customers, including but not limited to general office cleaning, carpet cleaning, window cleaning, and other janitorial protocols. Fogging to prevent and protect against exposure to various bacteria, fungi, and viruses is another SLCS offering. SLCS carries numerous products for sanitizing using an electrostatic fogger to protect offices and their employees for an extended period depending on the client’s needs.

Industry Operating Environment

SLCS operates within the commercial cleaning industry and offers high-end cleaning services. Its current contract with H&R Block stores showcases its ability to navigate a large contract and makes it marketable as a scalable service. Additionally, its inclusion of fogging is a unique and important offering in the current climate surrounding the COVID-19 virus and the heightened disinfecting and cleaning standards of many businesses.

Services

SLCS uses high-quality cleaning and disinfecting products to conduct a thorough and effective service throughout a commercial space. The service values a high attention to detail, evident in its inclusion of fogging in its services to create long-term protection and disinfection on high contact surfaces and offices. SLCS is also evaluating certain air purification systems using ozone to combat the potential COVID virus for its customers.

Competition

SLCS’s competitors include Ace Cleaning Systems and ClarityFresh.

Marketing and Customers

SLCS focuses on customers that would issue larger contracts, such as H&R Block, wherein SLCS is able to clean multiple commercial locations and build a relationship with the customer by showing high-level cleaning performance at each location.

Altitude Wellness LLC

Corporate History

Altitude Wellness LLC (“Altitude Wellness”) was formed in 2021.

Nature of Operations

Altitude Wellness will focus on helping its future members reach their individual health goals by offering various experiences that enhance the way you look and feel. Multiple modalities ranging from altitude chambers, cryo chambers, ozone chamber, red light therapy, IV therapy, infrared sauna, and neuro feedback are just a few of the treatments that will be available. From warm and chilled eucalyptus towels when you arrive to fresh juices and healthy snacks, all is vital to the experience. The highly trained staff will include nurses, dietitians, trainers, therapists, and health specialists. Each will know the patient by name and be familiar with their profile, which will be completed on the app and available to the Experience Specialists upon each check-in. As of December 31, 2021, Altitude Wellness was not operating but anticipates being in operation in 2022.

Industry Operating Environment

One of the largest burdens our competitors carry are their build-out burden costs. To combat this, Altitude Wellness will use medical centers, such as our first location projected for 2022 in Sugar Land, Texas, in the range of 4,000+ square feet with approximately 10 separate offices. This will dramatically reduce costs for build out and execution. For location and start up projections, we used traditional averages of build out and office equipment. The executive team will use their relationships, construction knowledge, design expertise and smart buying power to make sure costs are held to a minimum with an outstanding product for the best pricing on look and all the equipment.

The value of using existing medical offices is that many are available due to the shift in demand for in-house patient contact. Parking is traditionally sufficient, locations are typically excellent, and the power and access for equipment lend itself for a perfect Altitude franchise. Target timing will be 90 days from lease signing to open for business.

Services

Altitude Wellness of the overall business will be done in 3 different revenue streams. 1. Membership Model: 300-400 members paying a monthly fee of $350 per person on average. With a firm commitment to a limited number of members, this will cause a sense of urgency and create a fear of missing out. This membership model and token-based platform is different from any other franchise on the market today. It will allow the franchise owner to know their minimum monthly revenue and budget expenses accordingly. The projections also call out for additional spending of members over and above the monthly membership cost. Corporate and group discounts of 5 or more will also help dramatically in the sales of memberships. 2. Private Pay and Corporate Model: This will include walk in business and daily rental of entire facility to corporations for their staff. 3. Franchise Model: Altitude Wellness will franchise the concept to other locations around the country. A franchise company is currently engaged for proper set up and lead generation. Altitude Wellness franchise fee will be $40,000 plus 5% of gross plus an additional advertising fee. All fees and costs as well as scheduling of equipment will be coordinated through the Altitude App, which will hold the franchisee accountable for proper fees.

Competition

Altitude Wellness has researched competitors in the market such as The Drip Bar, Three Degrees Infrared Light Therapy, Chill Rx Cryotherapy, and Stretch Zone to name a few. Restore Hyper Wellness is the industry leader with similar modalities, and their expansion and growth are impressive. The Restore plan is to have over 500 franchises by 2024. With over $200 billion a year spent in wellness related procedures; this industry is ready for a new leader. Altitude Wellness will be positioned to be the new leader and disrupter to the wellness industry-- shifting how we approach wellness from reactive to proactive.

Marketing and Customers

Altitude Wellness unique membership program allows for flexibility in outreach and awareness. By developing a marketing program focusing on influencers and celebrity types, Altitude will achieve low-cost marketing and target members of like-minded individuals. Each outreach membership will vary between the Silver, Gold and Platinum membership-- based on the success of the personality. Altitude will also have the ability to donate monthly memberships to many local organizations. The cost of donating a $250 membership is already built into our daily expenses. Accordingly, we can donate as many as 10 memberships a month without it affecting the business, some restrictions may apply.

Research has shown that the slowest day of the week is Tuesday. The intent is to utilize the wellness center for “renting” to local businesses for their employees done in blocks of time. Altitude will also donate the center to people in the community such as first responders, schoolteachers, victims of domestic violence and other organizations within the community to help “heal” people who may not have the means and resources to utilize our facility. The costs associated with employee wages and equipment are already built out in the cost analysis.

Marketing and advertising will be done on a very specific target and demographic of the area. Through Instagram and Facebook ads, a local campaign per location will be established. Altitude will also use local advertising, influencers, celebrities as well as chamber lists and relationships with corporations to secure memberships.

Altitude Online Learning, LLC

Altitude Online Learning LLC was recently established in 2021 to support and address the global demand in distance learning. This is a natural extension to our existing brick-and-mortar academic operations. Through our corporation system status, Altitude Online Learning is fully accredited. The economics of an online distance school presents significant potential opportunity. Now students from around the world will have the opportunity to earn an American diploma in their home countries while attending Altitude Online Learning.

Impact of COVID-19 Pandemic

In response to the COVID-19 pandemic, during 2020 and continuing in 2021, the Company established policies and protocols to address safety considerations. The extent to which the COVID-19 pandemic will continue to affect the Company’s business, financial condition, liquidity and the Company’s operating results will depend on future developments, which are highly uncertain and cannot be predicted.

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

Employees

We currently have fifty full-time employees and thirteen part-time employees.

ITEM 1A. Risk Factors

As we are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item; however, we believe this information may be of value to our shareholders for this filing. We reserve the right not to provide risk factors in our future filings. Our primary risk factors and other considerations include:

RISK FACTORS

You should carefully consider the risks described below before investing in our securities. Additional risks not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described below were to occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this prospectus, including our consolidated financial statements and related notes. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Relating to Our Business and Industry

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

All academies depend heavily on student and parent buy-in to our teaching and training styles, methods, and facilities, and a lack of interest could jeopardize our revenue and success model.

We are fully reliant on the trust of students and their families to attend our academies, both Altitude Academies and NMBA, in order to better succeed with their athletic and academic careers. However, we follow a strict training and educational schedule to create success. If potential families and their student athletes do not see the value in our academies and our methods, they may not attend our school and we may suffer enrollment shortages, ultimately impacting our revenues and profitability. While we cater to the highest levels of athletes and have had a history of success with our programming and goals, this is still a possibility and a risk consistent with any specialized schooling program.

Our academies require diligent teachers, faculty, trainers, and coaches in order for our student athletes to succeed, and our inability to retain or hire qualified, top-level staff may impact our ability to be successful.

Altitude Academies and NMBA employ a variety of faculty and staff to keep our facilities running and successful. We pride ourselves on having high quality instructors both in the academic classroom and on the athletic training fields to build our student athletes into high performers in all settings. However, a variety of factors may cause our current staff to leave our academies and pursue other opportunities, which we may or may not have control over. It is also a possibility that we may be unable to attract the most qualified, successful candidates to openings at our academies, which may cause staffing issues and reduce student success. While we do everything in our power to create competitive salaries and benefits offerings, a positive workplace environment, and other perks, this is a risk with any specialized schooling program.

Our academies are based in Florida, which can experience various severe weather patterns and natural disasters, possibly placing our facilities at risk of damage or destruction.

Each year, Florida faces different types of weather storms and the volatility of each varies. Our academies have been built to sustain this type of weather to ensure minimal amount of damage but given Florida’s geographical location in line of hurricanes and other possible natural disasters, this is a risk unique to our academies. Any damage or destruction of our facilities, including but not limited to training fields and equipment, could create unexpected time and financial expenditures that would impact our revenues and operating results.

The current climate around school safety is of the utmost importance to us, but if we cannot maintain or prevent various safety issues from occurring, this may impact our revenues and success in retaining student athletes.

Our academies and facilities take various precautions to encourage the mental health and safety of all our students and faculty. However, the national climate around school safety is challenging at the current moment. While we do everything in our power to ensure the safety, care, and protection of our students, faculty, and facilities, an incident that impacts this safety may create unexpected impacts on our operations and share prices.

North Miami Beach Academy’s plans for development with the city of North Miami Beach may fall through, and this may jeopardize or reduce our ability to expand our programs and facilities.

Our current plans to develop more facilities and training areas for tennis in coordination with the City of North Miami Beach may fall through, despite our best efforts to ensure that does not happen. Any number of factors could contribute to delays, adjustments, or cancellations in our plans, including but not limited to, zoning issues, permits, lack of interest, or changes in funds. If our plans for development were to face delays, changes, or stops, this may create an impact on our brand reputation and relationships.

The popularity of the sports we offer training in at our academies may vary in popularity and interest among young athletes, which may cause our student retention or enrollment to fluctuate or impact our students’ abilities to earn scholarships.

Our academies train future athletes in tennis, soccer, golf, and volleyball, and we hope to increase our success over time by continuing to develop the best athletes and facilities, furthering our brand reputation. However, the popularity and interest in these particular sports may decrease, and while we do not see this as a particularly strong possibility, it nonetheless could impact our revenues and student retention or acceptance.

If we cannot successfully market our academies, products, and services, our revenue may decrease and impact our business successes.

Our brands rely heavily on positive recognition and successful marketing campaigns. While we employ the best possible teams of staff to take on our marketing efforts and present our products, services, and academies with honesty and positivity, other influences may jeopardize our marketing efforts. This may impact our financial earnings and future solvency.

Our revenues and profitability can fluctuate from period to period and are often difficult to predict due to factors beyond our control.

Our results of operations in any particular period may not be indicative of results to be expected in future periods, and have historically been, and are expected to continue to be, subject to periodic fluctuations arising from a number of factors, including:

●	Introduction and market acceptance of new products and sales trends affecting specific existing products;
●	Variations in product selling prices and costs and the mix of products sold;
●	Size and timing of customers’ orders, which, in turn, often depend upon the success of our customers’ businesses or specific products;

●	Changes in the market conditions for specialized athletic academic training, water equipment, and cleaning services;
●	Changes in macroeconomic factors;
●	Availability of consumer credit;
●	Timing and availability of products coming from any offshore contract manufacturing suppliers;
●	Seasonality of markets, which vary from quarter-to-quarter and are influenced by outside factors such as overall consumer confidence and the availability and cost of television advertising time;
●	Effectiveness of our media and advertising programs;
●	Restructuring charges;
●	Goodwill and other intangible asset impairment changes; and
●	Legal and contract settlement charges.

These trends and factors could adversely affect our business, operating results, financial position, and cash flows in any particular period.

These trends and factors could adversely affect our business, operating results, financial position, and cash flows in any particular period.

We rely on the protection and uniqueness of our intellectual property, including our patents, to maintain a competitive advantage in the industry, and if we are unable to protect this property, we may suffer various losses.

Our patented process at Altitude Water is critical to maintaining our competitive advantage in marketing for our product. However, if there is a significant development of similar intellectual property or an inability to litigate to protect our own intellectual property, this could significantly deter our competitive advantage. We may suffer losses including the ability to exclusively use and market our intellectual property, financial losses, reputational suffering, and a lack of client renewal.

Some of our operating expenses are more fixed, which could make it difficult to adjust if we suffer revenue shortfalls.

Many of our operating expenses are relatively fixed. We may not be able to adjust our operating expenses or other costs sufficiently to adequately respond to any revenue shortfalls. If we are unable to reduce operating expenses or other costs quickly in response to any declines in revenue, it would negatively impact our operating results, financial condition, and cash flows.

If we cannot anticipate our customer’s preferences or needs, we may lose one or more of our customers, which could negatively impact our revenue and operating results.

Our future success depends on our ability to effectively develop, market, and sell new products that respond to new and evolving consumer preferences. Accordingly, our revenues and operating results may be adversely affected if we are unable to develop or acquire rights to new products that satisfy consumer preferences. In addition, any new products that we market may not generate sufficient revenues to recoup their acquisition, development, production, marketing, selling and other costs.

We may not be able to gain new customers or students at our various enterprises, which could limit our revenue and profitability.

We make every effort to attract families and their young athletes to our academies and to find new potential clients in our other ventures, but this is a not a guarantee that those families and potential clients will choose to do business with us. Our academies require a financial and time investment by students and their families, and our other businesses require a similar financial investment into our products and services. If future people and businesses do not find that they are willing or able to make the required investments into our businesses, this may impact our revenue and operating results and create difficulty expanding or continuing our existing efforts.

Government regulatory actions could disrupt our marketing and sales efforts.

Various international and U.S. federal, state, and local governmental authorities, including the Federal Trade Commission, the Consumer Product Safety Commission, the Securities and Exchange Commission and the Consumer Financial Protection Bureau, regulate our products, services, and marketing efforts. Our revenue and profitability could be significantly harmed if any of these authorities commence a regulatory enforcement action that interrupts our marketing efforts, results in a product recall or negative publicity, or requires changes in product design or marketing materials.

Our academies, products, and services may be subject to a competitive market, and we may see fluctuations in our revenues.

Our academies are not the only specialized athletic training and academic program in the country, and this causes us to be in a competitive market to find students and families excited about becoming a part of our programs. Additionally, our water and cleaning services are part of a larger competitive market as it relates to business services and products. If we are unable to use creative marketing and create brand loyalty to our various enterprises, our revenues and operating results may fluctuate from time to time.

We may be subject to periodic litigation, patent proceedings, and other regulatory processes, which may result in unexpected time and financial expenditures.

From time to time, we may be a defendant in lawsuits and regulatory actions relating to our businesses. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition, and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and may result in substantial legal costs.

Because we store various confidential customer and business data, a system security breach may affect our business data and create unexpected time and financial expenditures.

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

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit any security vulnerabilities of our systems. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our revenue, manufacturing, distribution, or other critical functions.

The effects of the COVID-19 global pandemic are still unknown as it relates to athletics and education, which could have unexpected impacts on our academies.

In March of 2020, we entered what the health organizations of the world labeled a “global pandemic” of the COVID-19 virus. While we are starting to emerge from many of the social distancing measures we put into place to protect our faculty, students, and families, all of the effects of the COVID-19 pandemic on the world of sports, education, cleaning procedures, and more is unknown. We may have to make costly adjustments to our various business models and operations to remain compliant with any changes to current regulatory policies as they relate to our various enterprises, and this may have an impact on our revenue and operating results.

Altitude Water’s AWGs may experience defects or problems that may result in unsafe water production, creating potential insurance and liability risks.

While we make every effort in our testing process to ensure that our AWGs are functioning properly and will continue to perform as expected for the duration of the life of the product, we cannot guarantee that our products will not ever face complications. This may at times cause the water being produced to be unsafe or not up to the standard and quality we advertise. This may create liability risks for us and may impact our ability to maintain our insurance policy. Our insurance premiums may increase, which may negatively impact our financial goals.

If Altitude Academies cannot maintain its current agreement with Club Med, we may have to move our facilities elsewhere and this may impact financial goals if the lease ends unexpected.

Altitude Academies currently operates on Club Med’s property and its operating agreement is critical in keeping our facilities expenses low. However, the agreement is only in effect for one year with the potential to renew for one-year increments, and both Club Med and CMA must agree to a renewal in writing. If Club Med is dissatisfied for any reason with Altitude Academies and its operations at the end of the agreement term, they may not renew the agreement. This would create large financial expenditures as the academy would have to relocate to a new site and would likely result in negative impacts on operating results. Additionally, it may impact the quality of facilities available to Altitude Academies students and faculty, which could lead to reduced enrollment rates. While Altitude Academies puts extensive effort and resources into maintaining a positive mutual relationship with Club Med for the benefit of renewing the agreement, this is not something that can be guaranteed.

Altitude Water may face production delays, manufacturing problems, or other issues that may result in delivery delays, breach of contract, or negative publicity which may impact our ability to retain customers and effectively market our products.

Altitude Water relies heavily on its manufacturing partners and staff to ensure that all manufacturing, testing, and delivery of products goes smoothly. However, there may be unexpected challenges or delays to this process which could result in delivery or manufacturing issues. With its largest commercial partnerships and contracts, Altitude Water must maintain its end of the agreement to deliver properly functioning AWGs to the client on time, and if delays impact this, the client may have cause for a breach of contract suit. Additionally, large amounts of delays and problems may create negative publicity around Altitude Water that can impact ability to attract and retain customers.

Risks Related to Our Securities

Our certificate of incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders, which could have an anti-takeover effect and could adversely affect holders of our common stock.

Our authorized capital includes preferred stock issuable in one or more series. Our board of directors has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

Efforts to comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we have been required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and related rules and regulations of the SEC. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. This process may result in a diversion of management’s time and attention and may involve significant expenditures. We have not maintained internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act of 2002. The rules governing the standards that must be met for our evaluation management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to begin the process of reviewing, documenting, and testing our internal control over financial reporting after completion of this offering. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

If securities or industry analysts do not publish or cease publishing research or reports about us, or publish inaccurate or unfavorable reports about, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock, to some extent, will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors.

We do not have any control over these analysts.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We have not maintained internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act of 2002. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to begin the process of reviewing, documenting and testing our internal control over financial reporting after completion of this offering. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. Properties

We do not own any property, nor do we have any contracts or options to acquire any property in the future. Presently, we are operating at our office at 4500 SE Pine Valley Street, Port Saint Lucie, Florida.

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

ITEM 4. Mine Safety Disclosure

Not Applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on OTC Markets under the symbol “ALTD.”

Security Holders

On March 14, 2022, there were approximately 165 record holders of our common stock.

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

On December 1, 2021, the Company issued 12,500 shares of common stock to its legal counsel for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 1, 2022, the Company issued 12,500 shares of common stock to its legal counsel for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 28, 2022, the Company issued 1,000,000 shares of common stock to Hospitality Funding, Inc. for consulting services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 28, 2022, the Company issued 3,000,000 shares of common stock to 16929 Wellness Consultants Inc. for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 7, 2022, the Company issued 6,000,000 shares of common stock to Tim Schulz for services rendered related to the RUSH Soccer transaction. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 7, 2022, the Company issued 2,500,000 shares of common stock to Justin Miller for services rendered related to the RUSH Soccer transaction. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 7, 2022, the Company issued 500,000 shares of common stock to Pablo Toledo for services rendered related to the RUSH Soccer transaction. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 7, 2022, the Company issued 500,000 shares of common stock to Tiago Calvano for services rendered related to the RUSH Soccer transaction. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 7, 2022, the Company issued 500,000 shares of common stock to Raoul Voss for services rendered related to the RUSH Soccer transaction. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

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

Transfer Agent

We have appointed Action Stock Transfer Corp. as the transfer agent for our Common Stock. The principal office of Action Stock Transfer Corp. is located at 2469 E. Fort Union Blvd., Suite 214. Salt Lake City, UT 84121, and its telephone number is (801) 274-1088.

ITEM 6.

Not Required

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

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “explore,” “consider,” “anticipate,” “intend,” “could,” “estimate,” “plan,” or “propose” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to survive,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police, and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions.

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

Plan of Operation

The 2022 operational plan consists of:

1.	Continue establishing and expanding the different segments associated with the expanded ALTD operations. The divisions include:
a.	Altitude Chamber Technology Division
b.	Tennis, Golf, Basketball, and Academic Academies Division
c.	Soccer Academy Division, including RUSH Soccer
d.	Water Manufacturing / Technology Division
e.	Cleaning and Sanitation Division
f.	Altitude Wellness Division
g.	Altitude Online Learning Division
2.	Adopt a comprehensive branding, marketing, digital and social media strategy for the revenue lines above.
3.	Update a back-office administration plan and adopt a staffing and management hierarchy for the multi-discipline operation.
4.	Plan to expand in complementary ways, including establishing a basketball division (estimated to be ready for student athletes in 2022) and swimming and lacrosse divisions) estimated to be ready for student athletes in 2023).

Commercial operations are in Port Saint Lucie, Florida.

No assurances can be given that any of these plans will come to fruition or that if implemented that they will necessarily yield positive results.

Impact of COVID-19 Pandemic

In response to the COVID-19 pandemic, during 2020 and continuing in 2021, the Company established policies and protocols to address safety considerations. The extent to which the COVID-19 pandemic will continue to affect the Company’s business, financial condition, liquidity, and the Company’s operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

For the year ended December 31, 2021 compared to the period ended December 31, 2020

Revenues

We had $6,595,867 and $5,524,410 of revenue for the period ended December 31, 2021, and 2020, respectively. The increase in revenue is primarily due to the effects of COVID-19 in 2020 and in 2021, operations returning to a near pre-COVID-19 level.

Direct Costs of Revenue

Direct costs of revenue for the period ended December 31, 2021, and 2020 were $2,862,941 and $2,217,974, respectively.

Operating Expenses

Operating expenses for the period ended December 31, 2021, and 2020 were $6,154,928 and $3,893,455, respectively. The increase in expenses for 2021 compared to 2020 were comprised primarily of stock-based compensation of $657,947 compared to $0, respectively, the increase in salary and related expenses, $2,396,915 compared to $1,478,414, respectively, and the increase in rent expenses, $648,080 compared to $98,209, respectively. Rent expenses were affected by COVID-19 in 2020 and a new contract in 2021 for additional leased facilities.

Other Income (Expenses)

Other income for the period ended December 31, 2021, and 2020 were $580,385 and $461,721, respectively. For the periods ending 2021 and 2020, the Company recognized gains on settlement of debt of $53,008 and $0, respectively, and gain on the forgiveness of the PPP loans, $614,972 and $507,207, respectively.

Net Loss

Net loss for the period ended December 31, 2021, and 2020 was $1,841,617 and $105,287, respectively.

Liquidity and Capital Resources

We had a cash balance of $423,165 and negative working capital of $1,117,979 at December 31, 2021.

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

Going Concern

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. On a consolidated basis, the Company has incurred significant operating losses since inception. For the year ended December 31, 2021, the Company had a net loss of $1,841,617. As of December 31, 2021, we had a working capital deficit of $1,117,979 and an accumulated deficit of $2,917,881.

Sources and Uses of Cash

Operating activities during the period ended December 31, 2021 used $1,690,239 of net cash. Net cash provided by investing activities was $2,155 for the period ended December 31, 2021. Net cash provided by financing activities of $1,977,246 was received from the issuance of common stock and shareholder advances during the period ended December 31, 2021. Operating activities during the period ended December 31, 2020 used $898,790 of net cash. Net cash used in investing activities was $11,667 for the period ended December 31, 2020. Net cash provided by financing activities of $794,185 was received from the issuance of common stock and shareholder advances during the period ended December 31, 2020.

In 2020, the Company was impacted by the COVID-19 pandemic and in 2021, the Company was going back to a near pre-COVID-19 level.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, valuation of share-based payments.

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

Fair Value of Financial Instruments and Fair Value Measurements. The Company measures their financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses and short-term loans the carrying amounts approximate fair value due to their short maturities.

We have adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position, or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Revenue Recognition. Our sales are generated from three revenue streams: 1) contracts with customers for the design, development, manufacture, and installation of simulated altitude athletic equipment, 2) sports training and academic tuition, and 3) water filtration systems. For the simulated athletic equipment and the water filtration systems, we provide our products under fixed-price contracts. Under fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss.

We account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The products and services in our contracts are typically not distinct from one another due to their complex relationships, customization, and the significant contract management functions required to perform under the contract. Accordingly, our contracts are typically accounted for as one performance obligation, except for the simulated altitude athletic equipment whereas there is a service obligation over a period of time.

We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract.

In regard to the simulated altitude athletic equipment and the water filtration systems, we recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. In determining when performance obligations are satisfied, we consider factors such as contract terms, payment terms and whether there is an alternative future use of the product or service. Substantially all of our revenue is recognized over time as we perform under the contract because if our customer were to terminate the contract for reasons other than our non-performance, we would have the right to recover damages which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to us.

In regard to the sports training and academics tuition revenue recognition policy, the tuition is recognized over the course of the training period which is typically a semester. In determining when performance obligations are satisfied, we consider factors as to actual attendance at the academy. We would have the right to recover damages which would include, among other potential damages, the right to payment for our work performed to date.

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

Allowance for Doubtful Accounts. The Company establishes an allowance for doubtful accounts to ensure trade receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had an allowance at December 31, 2021 and 2020 of $205,455 and $0, respectively. The Company had bad debt expense of $205,455 and $0 for the years ended December 31, 2021, and 2020, respectively.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 8. Financial Statements

ALTITUDE INTERNATIONAL HOLDINGS, INC.

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Altitude International Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altitude International Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Turner, Stone & Company, L.L.P.
Accountants and Consultants
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251
Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665 Toll Free: 877-853-4195 Web site: turnerstone.com	INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in Notes 1 and 5 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently, if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2021.

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management used in determining the fair value of the reporting unit which is based on market indicators. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

-	Testing management’s process for developing the fair value estimate.

-	Evaluating the market indicators used by management in developing their fair value estimate.

-	Testing the completeness and accuracy of underlying data used in the fair value estimate.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
March 15, 2022

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Altitude International Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Altitude International Holdings, Inc. (the “Company”) as of December 31, 2020, the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

March 29, 2021

www.bfbcpa.us

5400 W Cedar Ave, Lakewood, CO 80226 PH: 303-953-1454 FAX: 720-251-8836

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Consolidated Balance Sheets

December 31,

	2021	2020
ASSETS
Current assets
Cash	$423,165	$134,003
Accounts receivable, net	91,520	269,962
Inventory	161,235	50,536
Prepaid expense	88,134	202,003
Total current assets	764,054	656,504

Fixed assets, net	71,036	286,099
Intangible assets, net	287,500	-
Goodwill	29,493,398	-

Total assets	$30,615,988	$942,603

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Notes payable - related party	$-	$69,200
Notes payable	-	934,568
Accounts payable and accrued expenses	436,896	466,708
Accounts payable and accrued expenses - related party	-	113,422
Stockholders’ advance	36,211	36,211
PPP loan	20,800	30,595
Deferred revenue	1,388,126	1,378,502
Total current liabilities	1,882,033	3,029,206

Non-current liabilities
Notes payable, net of current portion	1,288,887	263,300
Total non-current liabilities	1,288,887	263,300
Total liabilities	3,170,920	3,292,506

Commitments and contingencies - Note 7	-	-

Stockholders’ equity (deficit)
Preferred stock - no par value, 5,000,000 shares authorized, 51 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	-	-
Common stock - no par value, 600,000,000 shares authorized, 358,070,905 and 51,487,764 shares issued, issuable, and outstanding at December 31, 2021 and 2020, respectively	30,362,949	3,091,136
Members’ deficit	-	(1,981,343)
Additional paid in capital	-	(1,270,366)
Accumulated deficit	(2,917,881)	(2,144,876)
Total stockholders’ equity (deficit)	27,445,068	(2,305,449)
Non-controlling members’ deficit	-	(44,454)
Total liabilities and stockholders’ equity (deficit)	$30,615,988	$942,603

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Consolidated Statement of Operations

For the Years ended December 31,

	2021	2020

Revenue	$6,595,867	$5,524,410

Operating expenses
Direct costs of revenue	2,862,941	2,217,974
Professional fees	407,401	106,639
Salary expenses	2,396,915	1,478,414
Stock-based compensation	657,947	-
Marketing expense	240,080	108,229
Rent expense	648,080	98,209
Impairment expense	-	378,433
Other general and administrative expenses	1,804,505	1,723,531
Total operating expenses	9,017,869	6,111,429

Loss from operations	(2,422,002)	(587,019)

Other income (expenses)
Loss on settlement of debt	(11,754)	-
Gain on forgiveness of PPP loans	614,972	507,207
Interest expense	(22,833)	(45,486)
Total other income (expenses)	580,385	461,721

Net loss before non-controlling interest	(1,841,617)	(125,298)
Net loss attributable to non-controlling interests	-	(20,011)
Net loss	$(1,841,617)	$(105,287)

Earnings per share - basic and fully diluted	$(0.01)	$(0.00)

Weighted average number of shares of common stock - basic and fully diluted	189,059,461	45,323,448

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

December 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional		Non-controlling
	No of	No		No	Paid in	Members’	Members’	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit and BHI Common Stock	Deficit	Deficit	Total

Balance, December 31, 2019	-	$-	-	$-	$100	$(1,864,881)	$(159,444)	$(37,180)	$(2,061,405)
Capital contribution	-	-	-	-	-	-	135,001	-	135,001
Net loss for the period ended December 31, 2020	-	-	-	-	-	(116,462)	(20,011)	11,175	(125,298)
Balance, December 31, 2020	-	$-	-	$-	$100	$(1,981,343)	$(44,454)	$(26,005)	$(2,051,702)

Balance, December 31, 2020	-	$-	-	$-	$100	$(1,981,343)	$(44,454)	$(26,005)	$(2,051,702)
Acquisition of Altitude International Holdings	51	-	354,576,988	29,598,672	(100)	730,343	44,454	(1,050,259)	29,323,110
Private placement sale of common stock of Breunich Holdings, Inc.	-	-	-	-	-	1,251,000	-	-	1,251,000
Issuance of common stock for services	-	-	3,062,500	657,947	-	-	-	-	657,947
Conversion of debt to common stock	-	-	181,417	87,080	-	-	-	-	87,080
Options exercised into common stock	-	-	250,000	19,250	-	-	-	-	19,250
Net loss for the period ended December 31, 2021	-	-	-	-	-	-	-	(1,841,617)	(1,841,617)
Balance, December 31, 2021	51	$-	358,070,905	$30,362,949	$-	$-	$-	$(2,917,881)	$27,445,068

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Consolidated Statements of Cash Flows

For the Years ended December 31,

	2021	2020

Cash flows from operating activities:
Net loss	$(1,841,617)	$(125,298)
Net loss attributable to non-controlling interest	-	20,011
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization expense	229,530	51,189
Goodwill impairment	-	378,433
Stock-based compensation	657,947	-
Bad debt expense	205,455	-
Gain on forgiveness of PPP loans	(614,972)	-
Loss on forgiveness of debt	11,754	(507,207)
Change in assets and liabilities:
Accounts receivable	(27,013)	37,593
Inventory	(110,699)	(25,674)
Prepaid expense	113,869	48,450
Accounts payable and accrued expenses	(84,658)	(131,654)
Accounts payable and accrued expenses - related party	(113,422)	(3,754)
Deferred revenue	(116,413)	(640,881)
Net cash used in operating activities	(1,690,239)	(898,792)

Cash flows used in investing activities:
Acquisition of ALTD, net	4,122	-
Purchase of fixed assets	(1,967)	(11,667)
Net cash provided by (used in) investing activities	2,155	(11,667)

Cash flows from financing activities:
Proceeds from notes payable	500,000	673,465
Proceeds from PPP loans	584,377	30,595
Proceeds from private placement of BHI common stock	1,251,000	-
Partners’ capital, net	-	90,127
Proceeds from stock options exercised	19,250	-
Repayment of notes payable to related parties	(69,200)	-
Repayment of notes payable	(308,181)	-
Net cash provided by financing activities	1,977,246	794,187

Net increase (decrease) in cash	289,162	(116,272)

Cash at beginning of period	134,003	250,275

Cash at end of period	$423,165	$134,003

Cash paid for interest	$23,651	$45,522
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for acquisition	$29,598,672	$-
Issuance of common stock for accounts payable settlement	$90,708	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONALHOLDINGS, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 1 – NATURE OF OPERATIONS

Company Background

Altitude International Holdings, Inc. (f/k/a Altitude International, Inc., the “Company,” “we,” “us,” “our,” or “Altitude-NY”), was incorporated in the State of New York on July 13, 1994 as “Titan Computer Services, Inc.” On August 21, 2020, the Company filed with the State of New York to change the name from Altitude International, Inc. to Altitude International Holdings, Inc.

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

On April 24, 2020, the Company formed a wholly owned subsidiary in Wisconsin called “Altitude Sports Management Corp.,” which has no activity to date.

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

Pursuant to the terms of the Agreement, the Company agreed to issue 295,986,724 shares of its common stock to the shareholders of BHI in exchange for 100% ownership of BHI. The Company also agreed to issue 51 shares of its Series A preferred stock to Gregory Breunich as part of the agreement.

Following the Agreement, BHI will be a wholly owned subsidiary of the Company, with each of its subsidiaries operating as wholly owned subsidiaries.

At the Closing of the Share Exchange Agreement on July 23, 2021, Altitude acquired 100% ownership of BHI. as a wholly owned subsidiary and its operating companies: CMA Soccer, LLC, ITA-USA Enterprise LLC, Trident Water LLC, North Miami Beach Academy LLC, NVL Volleyball Academy LLC, Six Log Cleaning and Sanitizing LLC, and Altitude Wellness LLC. Certain subsidiaries have filed for dba’s to reflect the new corporate structure and the Altitude brand. For financial reporting purposes, the acquisition of BHI and the change of control in connection with the acquisition represented a “reverse merger” and BHI is deemed to be the accounting acquirer in the transaction. BHI is the acquirer for financial reporting purposes, and the Company (Altitude International Holdings, Inc.) is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the acquisition are those of BHI. See Note 3.

On November 5, 2021, the Company formed Altitude Online Learning LLC, a Florida limited liability company. As of December 31, 2021, this entity had no activity.

Nature of Operations

Altitude International Holdings, Inc. is a multi-faceted organization focused on integrating advanced training and hydration technology with specialized sports training.

Since 2017, Altitude has specialized in creating properly engineered, membrane-based designs for simulated altitude training equipment. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers and has been used at a university and an NFL team. An NBA team has placed an order.

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

ITA-USA Enterprise LLC, doing business as Club Med Academies and as Altitude Academies, specializes in training and education of young aspiring student-athletes from around the world, providing a pathway from middle school to college to the professional ranks. The Company has no direct relationship with Club Med. ITA’s proprietary educational model currently focuses on sports and academics. The business model is scalable to other disciplines, i.e., the arts and science sectors. It is a tuition-based business hosting boarding and non-boarding students.

CMA Soccer LLC, doing business as Altitude Soccer, the soccer division of Club Med Academies, hosts student-athletes from multiple nations worldwide like all other Club Med Academy sports. CMAS utilizes highly specialized training methodologies blending all of the critical elements required to build an elite-level player. Those who attend participate in a 10 hour per day regimen of soccer and academics. CMAS is a college and professional bound program placing its graduates in colleges throughout the United States and even some in the professional ranks throughout Europe, South America, and the USA.

NVL Academy LLC, doing business as Altitude Volleyball, is the beach volleyball and indoor volleyball tuition-based operations. Most of the athletes, except for a few individuals, come from the USA. For the most part, Volleyball in the United States is a women’s sport. NVL operates and functions like all other academy sports.

Trident Water LLC manufactures Atmospheric Water Generators (“AWG’s”). They range from smaller residential, light commercial, and heavy-duty military-grade machines. The machines supply 12, 100, to 200 gallons per day. Trident’s patented purification process produces what management believes is the purest of water that is then put through filters replenishing the calcium and magnesium minerals to make the finest drinking water on the market today.

North Miami Beach Academy LLC, a local park operation with the City of North Miami Beach, provides junior, adult, and family programming for the city residents. In addition to the local park deliverables, NMBA operates a non-boarding tennis and academic academy.

Six Log Cleaning & Sanitizing, LLC provides a wide variety of services to its corporate customers, including but not limited to: general office cleaning, carpet cleaning, window cleaning, and other janitorial protocols. Fogging to prevent and protect against exposure to various bacteria, fungi, and viruses is another Six Log offering.

Altitude International, Inc. manufactures air separation systems and chambers to regulate oxygen, carbon dioxide, humidity and temperature levels in Altitude’s hypoxic chamber training environments. Altitude’s chambers simulate altitudes from 0-39,000 feet, ideal for athletic training. Altitude’s chambers are currently utilized by the National Football League (“NFL,” the Miami Dolphins) and one university (Tulane University) sports teams to train and develop their athletes. An Altitude chamber will be installed for a National Basketball Association (“NBA,” Orlando Magic) shortly.

Altitude Wellness LLC focuses on helping our members reach their individual health goals by offering various experiences that enhance the way you look and feel. Multiple modalities ranging from altitude chambers, cryo chambers, ozone chamber, red light therapy, IV therapy, infrared sauna, and neuro feedback are just a few of the treatments that will be available. The Altitude Wellness Experience will be a combination of a hundred little things that make each member feel special. From warm and chilled eucalyptus towels when you arrive to fresh juices and healthy snacks, all is vital to the experience. The highly trained staff will include nurses, dietitians, trainers, therapists, and health specialists. Each will know the patient by name and be familiar with their profile, which will be completed on the app and available to the Experience Specialists upon each check-in. As of December 31, 2021, Altitude Wellness is not operating.

Altitude Online Learning LLC was recently established in 2021 to support and address the global demand in distance learning. This is a natural extension to our existing brick-and-mortar academic operations. Through our corporation system status, Altitude Online Learning is fully accredited. The economics of an online distance school presents significant potential opportunity. Now students from around the world will have the opportunity to earn an American diploma in their home countries while attending Altitude Online Learning.

Altitude Sports Management Corp. has not been defined for its use as of December 31, 2021.

All intercompany accounts and transactions are eliminated in consolidation.

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On December 31, 2021, we had $423,165 in cash. Our net losses incurred for the year ended December 31, 2021 were $1,841,617 and working capital deficit was $1,117,979 at December 31, 2021. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompany financial statements have been prepared assuming that the Company will continues as a going concern.

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

Cash and Cash Equivalents

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) of $250,000. The Company had material balances in excess of the insured limits as of December 31, 2021, and 2020 of approximately $173,000 and $0, respectively.

Accounts Receivable

Accounts receivable for tuition is recorded by the Company. As of December 31, 2021, and 2020, the balances were $91,520 and $269,962, net of allowances. There were allowances for doubtful accounts of $205,455 and $0 at December 31, 2021 and 2020, respectively. The credit terms provided are as follows:

1.	Altitude Academies – The tuition is paid typically in two installments but, on a case-by-case basis, modifications do occur.
2.	Altitude Water – The normal credit terms is 50% down with final payment upon delivery.
3.	Altitude Chambers – The normal credit terms is 50% down with progress payments until final payment upon delivery.

Bad debt expense is determined based on the aging of accounts receivable and subsequent collections. Typically, receivables aged 60 days, or more is reviewed for determination. Receivables over 90 days, unless payment terms with some payments made to date, are reserved as additional allowance for doubtful accounts.

Fixed Assets

Fixed assets are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Computers, software, and office equipment	1 – 6 years
Machinery and equipment	3 – 5 years
Leasehold improvements	Lesser of lease term or estimated useful life
Operating / shop equipment	4 – 7 years
Transportation equipment	5 – 6 years

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) as codified in Accounting Standards Codification (“ASC”) No. 842 (“ASC 842”). ASU 2016-02, ASC 842, and additional issued guidance are intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months. As a result of the adoption of the new lease accounting guidance using the effective date transition method, on January 1, 2019, the Company did not have any lease obligations that extended more than twelve months except for two warehouse leases for Trident Water, which were thirteen months.

We include options to extend or terminate the lease in the lease term for accounting considerations, when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of less than 1 year. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the consolidated statements of income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Inventory and Direct Costs of Revenue

The inventory is comprised of Atmospheric Water Generators (“AWG’s”) at Trident and chamber related parts at Altitude International and are valued at the lower of cost or market. As of December 31, 2021, and 2020, the inventory was valued at $161,235 and $50,536, respectively.

Inventory is comprised of:

Finished Goods	$33,000
Parts	$128,235
Total	$161,235

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

Revenue Recognition

Our sales are generated from three revenue streams: 1) contracts with customers for the design, development, manufacture, and installation of simulated altitude athletic equipment, 2) sports training and academic tuition, and 3) water filtration systems. For the simulated athletic equipment and the water filtration systems, we provide our products under fixed-price contracts. Under fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss.

We account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The products and services in our contracts are typically not distinct from one another due to their complex relationships, customization, and the significant contract management functions required to perform under the contract. Accordingly, our contracts are typically accounted for as one performance obligation, except for the simulated altitude athletic equipment whereas there is a service obligation over a period of time.

We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract.

In regard to the simulated altitude athletic equipment and the water filtration systems, we recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. In determining when performance obligations are satisfied, we consider factors such as contract terms, payment terms and whether there is an alternative future use of the product or service. Substantially all of our revenue is recognized over time as we perform under the contract because if our customer were to terminate the contract for reasons other than our non-performance, we would have the right to recover damages which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to us.

In regard to the sports training and academics tuition revenue recognition policy, the tuition is recognized over the course of the training period which is typically a semester. In determining when performance obligations are satisfied, we consider factors as to actual attendance at the academy.

Deferred Revenue

Our payment terms generally require a substantial initial deposit to confirm a reservation and tuition for the school year or training period. Historically, our deferred revenue balances are comprised solely of customer deposit balances and changes from period to period due to the seasonal nature of billings and cash collections, the amount of students in each program and the recognition of revenue. A deposit made to the Company for tuition is contractually non-refundable. As of December 31, 2021, and 2020, deferred revenue amounted to $1,388,126 and $1,378,502, respectively.

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

For the year ended December 31, 2020, the Company had $20,011 related to non-controlling interest. In January 2021, BHI was formed and became the parent company of ITA, where the non-controlling interest parties were. BHI issued the non-controlling interest parties stock in BHI which was exchanged for common stock of ALTD at the time of the transaction between BHI and ALTD. The common stock of ALTD given to the former non-controlling interest parties was from the stock issued to BHI in the transaction.

Fair Value of Financial Instruments

The book values of cash, accounts receivable, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

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

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company does not have any dilutive shares of common stock as of December 31, 2021, or 2020.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2021. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the year ended December 31, 2021.

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

Goodwill and Intangible Assets

The Company accounts for intangible assets in accordance with the authoritative guidance issued by the FASB. Intangibles are valued at their fair value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends, and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company tests its goodwill using a market-based approach to determine the estimated fair value of the reporting unit as to which the goodwill has been allocated. As of December 31, 2021, based on the assessment of Management, the Company determined that goodwill associated with the share exchange in which the Company acquired BHI amounting to $29,493,398. The Company will evaluate goodwill annually for any impairment.

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

NOTE 3 – REVERSE MERGER

Acquisition of Breunich Holdings, Inc.

On July 6, 2021, Altitude International Holdings, Inc. (“Altitude”) entered into a Share Exchange Agreement (the “Agreement”) with BHI, a Delaware entity. The Agreement closed on July 23, 2021. BHI is a holding company with seven operating LLCs, including CMAS, ITA, Trident, NMBA, NVL, Six Log, and Altitude Wellness. These entities have since been rebranded with “Altitude”-specific names.

Pursuant to the terms of the Agreement, the Company issued 295,986,724 shares of its common stock to the shareholders of BHI in exchange for 100% ownership of BHI (the “Share Compensation”). The Company’s common stock is not historically traded at significant volume which has caused significant fluctuations in the price per share. For the initial valuation, the stock was valued at $0.331 per share per the closing price on July 22, 2021, or $97,971,606. The Company performed a valuation of the BHI acquisition, and the value was determined to be $29,493,398 based on the fair value of BHI at the acquisition date. The goodwill is attributable to common synergies, the workforce.

Gregory Breunich, a primary owner and CEO of BHI, was appointed as CEO, CFO and Director of the Company in January 2021 as the two companies worked to finalize the Agreement.

The following table summarizes the consideration given for Altitude and the fair values of the assets and liabilities assumed at the acquisition date.

Consideration given:

Common stock shares given	$29,598,672
Total consideration given	$29,598,672

Fair value of identifiable assets acquired, and liabilities assumed:
Cash	$4,122
Prepaid expenses	39,208
Notes payable	(20,800)
Accounts payable and accrued expenses	(55,008)
Deferred revenue	(126,037)
Shareholder advance	(36,211)
UK Sporting Edge license	300,000
Total identifiable net liabilities	105,274
Goodwill	29,493,398
Total consideration	$29,598,672

Accounting Treatment of the Merger

For financial reporting purposes, the Share Exchange represented a “reverse merger” and BHI was deemed to be the accounting acquirer in the transaction. The Share Exchange has been accounted for as a reverse-merger.

Breunich Holdings, Inc. is deemed to be the acquirer for financial reporting purposes, and Altitude International Holdings, Inc. is treated as the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Share Exchange are those of BHI and are recorded at the historical cost basis of BHI, and the financial statements after completion of the Share Exchange will include the assets and liabilities of ALTD and BHI, and the historical operations of BHI and ALTD from the acquisition date forward.

Goodwill is not deductible for income tax purposes.

The information below represents the revenues and earnings of the combined entities as if the business combination had occurred on January 1, 2020:

	2021	2020
Revenues	$6,595,867	$5,525,596
Net loss	$(5,015,908)	$(433,834)

The amount of revenues and net loss in the consolidated Statement of Operations attributable to the acquired entity for the year ended December 31, 2021 is $0 and $914,059, respectively.

NOTE 4 – FIXED ASSETS

The Company has fixed assets related to computer and equipment, furniture and fixtures, leasehold improvements, operating / shop equipment and transportation equipment. The depreciation of the equipment is over a three-year period. As of December 31, 2021, and December 31, 2020, the Company had fixed assets, net of accumulated depreciation, of $71,036 and $286,099, respectively. The fixed assets are as follows:

	December 31,
	2021	2020
Computer and equipment	$148,893	$146,925
Furniture and fixtures	17,331	17,331
Leasehold improvements	234,835	162,840
Operating / shop equipment	185,128	257,124
Transportation equipment	36,991	36,991
Total fixed assets	623,178	621,211
Less: Accumulated depreciation	552,142	335,112
Total fixed assets, net	$71,036	$286,099

Depreciation for the years ended December 31, 2021, and 2020 was $217,030 and $51,189, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill related to the acquisition of Altitude International Holdings, Inc. As of December 31, 2021, and December 31, 2020, the Company had goodwill of $29,493,398 and $0, respectively.

The Company has intangible assets related to the license agreement between Altitude International, Inc. and Sporting Edge. The Company is amortizing this intangible asset over a period of ten years. As of December 31, 2021, and 2020, the intangible assets were $287,500 and $0, respectively. For the years ended December 31, 2021, and 2020, the Company recorded amortization expense for intangible assets of $12,500 and $0, respectively. The amortization for 2021 was for five months.

The future amortization of the license agreement is as follows:

2022	$30,000
2023	30,000
2024	30,000
2025	30,000
2026	30,000
Thereafter	137,500
Total	$287,500

NOTE 6 – NOTES PAYABLE

	December 31, 2021			December 31, 2020
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
SBA EIDL	$149,169	$-	$149,169	$-	$-	$-
FVPO Funds	91,758	20,574	112,332	-	-	-
Grand Slam	434,560	-	434,560	464,560	-	464,560
FVPO Funds	500,000	-	500,000	-	-	-
SBA EIDL	113,400	-	113,400	-	-	-
SBA PPP	-	-	-	30,595	-	30,595
SBA	-	-	-	263,300	-	263,300
Feenix Payment Systems	-	-	-	200,000	24,359	200,000
Feenix Payment Systems	-	-	-	169,208	17,992	169,208
Amigh, LLC	-	-	-	80,000	-	80,000
Total	$1,288,887	$20,574	$1,309,461	$1,207,663	$42,351	$1,250,014

On March 2, 2018, Frost, then a director, loaned the Company $40,000 in the form of a unsecured promissory note. The note bears interest of 20% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. In February 2021, the Company paid this note, which was in default, and accrued interest.

On August 10, 2018, Frost, a director, loaned the Company $13,000 in the form of a unsecured promissory note. The note bears interest of 20% and has the term of six months, at which time all principal and interest will be paid in a balloon payment. In February 2021, the Company paid this note, which was in default, and accrued interest.

On November 5, 2018, Frost, a director, loaned the Company $500 in the form of a unsecured promissory note. The note bears interest of 8% and has the term of six months, at which time all principal and interest will be paid in a balloon payment. In February 2021, the Company paid this note, which was in default, and accrued interest.

On April 9, 2020, Kanuth, an officer and director, loaned the Company $1,500 in the form of a unsecured promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 30, 2021, the principal and interest were paid in full.

On April 15, 2020, Kanuth, an officer and director, loaned the Company $4,200 in the form of a unsecured promissory note. The note bears interest of 8% and has the term of one year, at which time all principal and interest will be paid in a balloon payment. On April 30, 2021, the principal and interest were paid in full.

On May 5, 2020, the Company received $20,800 in the form of a loan through the CARES Act Paycheck Protection Program. The balance at December 31, 2021 was $20,800.

On January 11, 2019, ITA entered into a Revolving Loan Commitment (the “Credit Agreement”) with Feenix Payment Systems (“Feenix”), which provided for total borrowings of up to $200,000. During 2020, ITA-USA Enterprise converted the credit agreement into a Term Loan Commitment (the “Loan Note”) in the amount of $200,000. The Loan Note bears interest at a rate of 12% per year. Loan payments are interest only with the principal balance due at the maturity date. As of December 31, 2021, and 2020, the balances of loan notes payable were $0 and $200,000, respectively. The loan note matured on January 15, 2021. On January 15, 2021, the Company converted the loan to a 24-month term loan. The balance on this note payable was paid on June 20, 2021.

On January 11, 2019, ITA entered into a Term Loan Commitment (the “Loan Note”) with Feenix, which provides for a loan of $300,000. The loan note has a three-year term and bears interest at a rate of 8.5% per annum. The loan note may be prepaid at any time prior to maturity with no prepayment penalties. As of December 31, 2021, and 2020, the balances of the loan note payable were $91,758 and $169,208, respectively. This note was paid in full on January 3, 2022. The Loan Note had certain covenants regarding financial reporting and new loans which Feenix has provided waivers in regard to those requirements.

On October 31, 2011, ITA entered into a Promissory Loan (the “Loan Note”) with Grand Slam Partners (“Grand Slam”), which provides for a loan of $735,714. Beginning on December 31, 2012, and on or before December 31st thereafter until the loan note is paid in full, ITA shall pay an annual lump sum payment at the conclusion of each calendar year equal to the greater of 25% of net profits of the corresponding calendar year or $30,000 (“Scheduled Annual Payment”). The Loan Note may be prepaid at any time prior to maturity with no prepayment penalties. As of December 30, 2021, and 2020, the balances of the loan note payable were $434,560 and $464,560, respectively.

On May 27, 2020, and August 25, 2020, ITA and NVL received unsecured loans from the Small Business Administration (“SBA”) of $149,900 and $113,400, respectively. These 2020 SBA loans bear interest at 3.75% per annum and are payable over 30 years with all payments of principal and interest deferred for the first twelve months. Substantially all of the assets of the Company are pledged as security for this loan. The balance at December 31, 2021 is $149,169 and $113,400, respectively. These notes are secured by substantially all assets of ITA and NVL.

On March 29, 2018, CMA entered into an unsecured Loan Commitment (“Loan Note”) with Amigh, LLC, which provided for a loan of $80,000. The loan has a three-year term and bears no interest. The balance was satisfied in January 2021 with the issuance of shares of ALTD which were issued to BHI in the July 23, 2021 transaction.

On December 20, 2021, Trident Water and Altitude International Holdings, Inc. entered into an unsecured Loan Agreement with FVP Servicing, LLC for $500,000. The loan matures on December 20, 2023, and bears interest of 12%. The balance as of December 31, 2021 was $500,000. The loan is secured by the assets of Trident Water and Altitude International Holdings, Inc. and guaranteed by all entities of the Company. On February 8, 2022, the Company entered into a First Amendment to Loan Agreement (see Note 12).

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of March 14, 2022, the Company did not have any legal actions pending against it.

On June 27, 2017, Altitude entered a license agreement with Sporting Edge UK, Sporting Edge UK is the sole and exclusive owner of and has the right to license to licensee the ability to manufacture and sell rights to the full range of membrane-based systems for the production of reduced oxygen environments and associated services as well as the use of patents and trademarks held by Sporting Edge UK or Vincent.

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

All royalty amounts due under the 2017 license agreement were waived. The Company will continue to pay for equipment per the agreement.

On October 31, 2021, Altitude Wellness LLC and 16929 Wellness Consultants Inc. (“16929 Wellness”) entered into a Management Agreement. As part of the agreement, the Company pays the management of 16929 Wellness a monthly payment of $20,000 until the earlier of six months following the date of the agreement or the day that the monthly management fee from selling franchises is greater than $20,000 per month. 16929 Wellness granted a waiver on the $20,000 payment for November 2021. The Company will pay 16929 Wellness a monthly fee of $1,250 for each franchise that uses Dr. Kenneth JH Lee as a medical director and 20% of all initial franchisee franchise fees (estimated to be $8,000 per franchise purchased. As part of the agreement, 3,000,000 shares of common stock of the Company were issued to 16929 Wellness.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

On April 30, 2021, the Company paid Robert Kanuth $20,000 as a settlement for all liabilities owed to him which totalled $20,395. See Note 4.

In 2021, the Company compensated Gregory Breunich and Gabriel Jaramillo collectively $360,000, which was paid to their company, Trans World Performance LLC.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value. Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

On July 21, 2021, the Company filed a Certificate of Designation for Series A Preferred Stock. The Series A Preferred Stock shares vote together with the common stock and has voting rights equal to 0.019607 multiplied by the total issued and outstanding shares of common stock eligible (the “Numerator”) to vote at the time of the respective vote divided by 0.49 minus the Numerator. As of December 31, 2021, with 358,070,905 shares of common stock outstanding, the 51 shares of Series A Preferred Stock would have 369,547,734 votes per share of Series A Preferred Stock.

On July 23, 2021, the Company issued 51 shares of preferred stock to Gregory Breunich as part of the July 23, 2021 agreement between the Company and BHI (see Note 3).

As of December 31, 2021, and December 31, 2020, the Company had 51 shares of preferred stock and 0 shares of preferred stock issued and outstanding, respectively.

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

On January 1, 2021, the Company issued its legal counsel 12,500 shares of common stock for legal work for January 2021. The common stock of the Company is thinly traded and had a value of $0.103 per share, therefore the Company recorded the transaction at $1,288.

On February 1, 2021, the Company issued its legal counsel 12,500 shares of common stock for legal work for February 2021. The common stock of the Company is thinly traded and had a value of $0.295 per share, therefore the Company recorded the transaction at $3,687.

On February 2, 2021, the Company issued shares of common stock for services as follows: Elizabeth K. Stahl, 40,000; Robin K. Walker, 100,000; Gregory Whyte,1,500,000; and Gregory Anthony, 5,000,000. The shares were valued at $0.40, or $16,000, $40,000, $600,000 and $2,000,000, respectively.

On February 8, 2021, Frost exercised 250,000 options at $0.077 per share for $19,250.

On March 1, 2021, the Company issued its legal counsel 12,500 shares of common stock for legal work for March 2021. The common stock of the Company is and had a value of $0.708 per share, therefore the Company recorded the transaction at $8,850.

On March 9, 2021, the Company issued 50,000 shares of common stock of the Company to Kanuth in exchange for services. The value was $0.58 per share or $29,000.

On March 9, 2021, Frost converted $87,080 of payable due to him in exchange for 181,417 shares of common stock of the Company. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On April 1, 2021, the Company issued its legal counsel 12,500 shares of common stock for legal work for April 2021. The common stock of the Company is and had a value of $0.408 per share, therefore the Company recorded the transaction at $5,100.

On May 1, 2021, the Company issued its legal counsel 12,500 shares of common stock for legal work for May 2021. The common stock of the Company is and had a value of $0.22 per share, therefore the Company recorded the transaction at $2,750.

On June 1, 2021, the Company issued its legal counsel 12,500 shares of common stock for legal work for June 2021. The common stock of the Company is and had a value of $0.201 per share, therefore the Company recorded the transaction at $2,512.

Between February 2021 and July 2021, BHI sold 12,510,000 shares of BHI valued at $0.10 per share for $1,251,000 in proceeds,

On July 1, 2021, the Company issued its legal counsel 12,500 shares of common stock for legal work for July 2021. The common stock of the Company is and had a value of $0.201 per share, therefore the Company recorded the transaction at $2,478.

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

On July 23, 2021, the Company issued 295,986,724 shares of common stock in conjunction with the Share Exchange Agreement with BHI (see Note 3).

On August 1, 2021, the Company issued its legal counsel 12,500 shares of common stock for legal work for August 2021. The common stock of the Company is and had a value of $0.201 per share, therefore the Company recorded the transaction at $5,375.

On September 1, 2021, the Company issued its legal counsel 12,500 shares of common stock for legal work for September 2021. The common stock of the Company is and had a value of $0.298 per share, therefore the Company recorded the transaction at $3,725.

On October 1, 2021, the Company issued its legal counsel 12,500 shares of common stock for legal work for October 2021. The common stock of the Company is and had a value of $0.20 per share, therefore the Company recorded the transaction at $2,500.

On October 31, 2021, the Company issued 16929 Wellness Consultants Inc. (“16929 Wellness”) 3,000,000 shares of common stock for services related to the Management Agreement executed between 16929 Wellness and Altitude Wellness LLC.

On November 1, 2021, the Company issued its legal counsel 12,500 shares of common stock for legal work for November 2021. The common stock of the Company is and had a value of $0.1797 per share, therefore the Company recorded the transaction at $2,246.

On December 1, 2021, the Company issued its legal counsel 12,500 shares of common stock for legal work for December 2021. The common stock of the Company is and had a value of $0.072 per share, therefore the Company recorded the transaction at $900.

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

NOTE 10 – INCOME TAXES

As of December 31, 2021, the Company has net operating loss carry forwards of $254,336 that $0 may be available to reduce future years’ taxable income through 2041. In 2020, there were no tax impacts as Breunich Holdings, Inc. was taxed as an limited liability company. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2021 and 2020), as follows:

	December 31,	December 31,
	2021	2020
Tax expense (benefit) at the statutory rate	$(205,425)	$(66,230)
State income taxes, net of federal income tax benefit	(48,911)	(15,769)
Change in valuation allowance	254,336	81,999
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2021 and 2020 remains to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020, are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$254,336	$247,032
Timing differences	-	-
Total gross deferred tax assets	254,336	247,032
Less: Deferred tax asset valuation allowance	(254,336)	(247,032)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2021 and 2020 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $254,336 and $0 as of December 31, 2021, and 2020, respectively. Due to the transaction between the Company and BHI (see Note 3), which resulted in a change of control, net operating loss carryforwards prior to the transaction may not be usable for the future.

NOTE 11 – REVENUE CLASSES

The Company has three distinct revenue streams: altitude chambers, tuition-based sports academies, and water systems. Selected financial information for the Company’s operating revenue classes are as follows:

	For the	For the
	year ended	year ended
	December 31, 2021	December 31, 2020
Revenues:
Altitude chambers	$-	$-
Tuition-based sports academies	6,122,834	5,524,410
Water equipment	473,033	-
Total	$6,595,867	$5,524,410

NOTE 12 – SUBSEQUENT EVENTS

On January 1, 2022, the Company issued its legal counsel 12,500 shares of common stock for legal work for January 2022. The common stock of the Company is thinly traded and had a value of $0.119 per share, therefore the Company recorded the transaction at $1,488.

On February 1, 2022, the Company issued its legal counsel 12,500 shares of common stock for legal work for February 2022. The common stock of the Company is thinly traded and had a value of $0.069 per share, therefore the Company recorded the transaction at $862.

On February 8, 2022, the Company entered into a First Amendment to Loan Agreement with FVP Servicing, LLC (see Note 6) for an additional incremental advance of $100,000.

On February 22, 2022, the Company issued 1,000,000 shares of common stock of the Company to Hospitality Funding Inc. in exchange for services related to consulting.

On March 1, 2022, the Company issued its legal counsel 12,500 shares of common stock for legal work for March 2022. The common stock of the Company is thinly traded and had a value of $0.06 per share, therefore the Company recorded the transaction at $750.

On March 7, 2022, Altitude International Holdings, Inc. and CMA Soccer LLC entered into a Consulting, Management and License Agreement with Soccer Partners America (“Soccer Partners”), a Colorado not for profit corporation. Soccer Partners, under the brand name of Rush Soccer, has developed the largest known network of affiliated independent youth soccer clubs and with CMA Soccer, will establish a Rush residential academy program and a men’s professional soccer team. As part of the agreement, certain members of the management of Soccer Partners were granted a combined total of 10,000,000 shares of common stock of the Company and employment agreements for five individuals.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Company dismissed BF Borgers CPA, PC as its independent registered public accounting firm, effective as of January 14, 2022. On that same day, the Company engaged Turner, Stone & Company, LLP as its independent registered public accounting firm for the year ended December 31, 2021.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2021 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

●	The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

●	The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that prevent inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our board members and executive officers as of March 14, 2022:

Name	Age	Position
Gregory Breunich	63	Chief Executive Officer, Acting Chief Financial Officer and Chairman
Gregory Anthony	52	Chief Communications Officer, President and Director
Gabriel Jaramillo	65	Executive Vice President, Director of Tennis Training and Director
Scott Del Mastro	55	Executive Vice President, Chief Operating Officer and Director

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Gregory Breunich, Chairman, Chief Executive Officer and Acting Chief Financial Officer

Mr. Breunich created and began building the IMG Academy in 1978, at the age of 21. Under his stewardship and service as the Senior Vice President and Managing Director, IMG became the international gold standard in elite athletic training and education, producing some of the most famous athletes in the world. Mr. Breunich left IMG in 2009 and for the last ten years has been developing his next generation of sports academies in Port St. Lucie and North Miami Beach. He is the co-founder of Nick Bollettieri Tennis Academy, Founder of the David Leadbetter Golf Academy, IMG Soccer Academy, IMG Basketball Academy, IMG Baseball Academy, IMG International Performance Institute, IMG Academy (Pendleton School), Bollettieri Sports Medicine Institute, IMG Mountain Sports Academy (Speed Skiing, Snow Boarding, FreeStyle), Bollettieri Development Co., Academy Park Development Company, IMG Academy Golf and Country Club, Legends Bay Development Co., Legends Cove Development Co. Mr. Breunich co-developed Sagemont Online High School (a private labeled University of Miami Online High School later acquired re-named Kaplan Online High School) & Virtual Sage (online academic curriculum publishing company), Med Group Development Company, Celebrity Auto Company, JMC Landscaping, North Miami Beach Academy, Trident Water Company, and numerous other development companies and real estate partnerships.

Gregory Anthony, Director, Chief Communications Officer and President

Mr. Anthony is an American former professional basketball player who is a television analyst for NBA TV and Turner Sports. He played 12 seasons in the National Basketball Association. Mr. Anthony also contributes to Yahoo! Sports as a college basketball analyst and serves as a co-host/analyst on SiriusXM NBA Radio. Anthony played his freshman year of college basketball for the University of Portland where he was the WCC Freshman of the Year before transferring to the University of Nevada, Las Vegas. In his junior season with UNLV, the Runnin’ Rebels won the 1990 NCAA Championship game.

Gabriel Jaramillo, Director and Executive Vice President and Director of Tennis Operations

Mr. Jaramillo is a renowned international tennis coach who has worked with many of the greatest players in the history of the sport. Throughout his career, he has trained eleven of the world’s No.1-ranked players and 27 top 10 players including Andre Agassi, Jim Courier, Pete Sampras, Maria Sharapova, Monica Seles, Kei Nishikori, and many others. From 1981 to 2009, Mr. Jaramillo also worked as the tennis director for the IMG Academy Bollettieri. There, he helped develop many multi-sport training programs and served as Nick Bollettieri’s right-hand man. For 26 consecutive years, Mr. Jaramillo coached players at all four Grand Slam events – the French Open, Wimbledon, the Australian Open, and the U.S. Open. Mr. Jaramillo is the co-founder of Club Med Academics and Principal of CMA Academics located in Florida, USA.

Mr. Jaramillo is also the founder and owner of International Coaching Services which specializes in tennis coaching, consultancy, training systems, programs, services, and resources for developing and implementing solutions to maximize results. As a Master Clinician, Mr. Jaramillo has developed annual clinic tours and conferences for players, coaches, and parents in 32 countries. He created the Tennis Periodization Training Method and played a key role in the development of System 5, a tennis training system used by practitioners worldwide. Mr. Jaramillo is a sought-after expert in the industry and has served as a keynote speaker for ITF World and Regional Conferences for the International Tennis Federation as well as JPTA, USPTA, RRT, PTR, CBT, and FEDCOL. He has been featured as an expert commentator on ESPN, FOX Sports, Euro Sports, Channel 10 Australia, Caracol Radio, Wowo TV Japan, and Grand Slam TV. He served as a contributor to BBC Radio and writes for international magazines such as Japan’s Smash Magazine, Italty’s SpazioTennis, Great Britain’s UK Tennis Magazine, Germany’s Racquettech, China’s Tennis Magazine, TenisBrazil, Tennis Now, FedeColombia, and Bolivia El Deber. He is also a motivational speaker for organizations including Club Med, Discovery Channel, Propal, Neoris, World City Group, and the Young President Organization.

Scott Del Mastro, Director and Director of Operations

Mr. Del Mastro received his Bachelor’s degree in Psychology with an emphasis in Biomechanics from San Diego State University. He then received his Master’s degree in Sport Psychology also from San Diego State University. Mr. Del Mastro has owned, operated, and served as the Director of Operations at Club Med since 2009. Previously, he was the owner and operator of the International Tennis Academy (ITA) in Delray Beach, Florida, for 14 years, before relocating to Port Saint Lucie, Florida in 2009 to launch Club Med Academies High Performance Multi-Sport Training Program and Fully Accredited K-12 Academic School. He has coached and trained professional and junior tennis players on the U.S. and World Circuits (ATP, WTA, ITF) for more than 30 years. Mr. Del Mastro specializes in ENERGY Management, Tennis Specific Movement, Mental Performance, and Fitness. He conceptualized, developed, and delivered Club Med Academies College Placement Program, which has assisted thousands of athletes in the college entrance process, leading to millions of dollars in collegiate athletic and academic scholarships. Additionally, Mr. Del Mastro is an internationally acknowledged speaker and clinician in Sport Psychology and other various tennis-related topics.

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

Director Compensation

There were no formal agreements with our directors for compensation until March 1, 2022, although they have received shares for their services from time to time.

Director Independence

During the period ended December 31, 2021, we had no independent directors.

Legal Proceedings

During the past ten years, none of our current directors or executive officers has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

●	subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our Common Stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2021, were timely, except that two of the newly appointed directors did not timely file a Form 3 upon their appointments.

Family relationships

There are no family relationships among any of our officers or directors.

Current Management

Gregory Breunich was appointed as the Chief Executive Officer and Acting Chief Financial Officer of the Company on January 6, 2021.

On March 24, 2021, Gabriel Jaramillo was appointed as Executive Vice President and Director of Tennis. On March 26, 2021, Mr. Jaramillo was appointed to the Board of Directors of the Company.

On February 2, 2021, Gregory Anthony was appointed as Chief Communications Officer and was appointed to the Board of Directors of the Company. On September 19, 2019, he was appointed as President and director.

On July 23, 2021, Scott Del Mastro was appointed as Chief Operating Officer and was appointed to the Board of Directors of the Company.

ITEM 11. Executive Compensation

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by our officers.

						All Other
	Fiscal	Salary		Stock	Option	Compen-
Name and Principal Position	Year	Paid	Bonus	Awards	Awards	sation	Total
		($)	($)	($)	($)	($)	($)
Gregory Breunich, CEO and	2021	-	-	-	-	180,000	180,000
Acting CFO (a)	2020	-	-	-	-	167,052	167,052

Joseph B. Frost, COO (b)	2021	-	-	-	-	56,469	56,469
	2020	125,000	-	-	-	-	125,000

Robert Kanuth, CEO (c)	2021	-	-	-	-	-	-
	2020	-	-	-	-	-	-

Gregory Anthony, CCO (d)	2021	-	-	-	-	-	-
	2020	-	-	-	-	-	-

Gabriel Jaramillo, EVP, Director	2021	-	-	-	-	180,000	180,000
of Tennis Operations (e)	2020	-	-	-	-	167,052	167,052

Scott Del Mastro, Director	2021	120,000	-	-	-	-	120,000
of Operations (f)	2020	120,000	-	-	-	-	120,000

Gregory Whyte, Director of	2021	-	-	-	-	-	-
Sports Science & Performance (g)	2020	-	-	-	-	-	-

(a)	Appointed as CEO and Acting CFO, January 2021.
(b)	Appointed as COO, January 2018, and resigned on March 19, 2021.
(c)	Appointed as CEO and CFO, January 2019, and resigned in January 2021.
(d)	Appointed as President and Director, September 2019 and CCO in February 2021.
(e)	Appointed on July 23, 2021.
(f)	Appointed on July 23, 2021.
(g)	Appointed on July 23, 2021.

We have health insurance benefits and a 2022 bonus plan for the officers but do not have pension, annuity, profit sharing or similar benefit plans. As of March 19, 2018, we have a stock option plan, although no shares are currently outstanding under the Plan.

Employment Agreements

On June 28, 2021, the Board of Directors of the Company approved a conditional performance bonus for then-principals of ITA-USA Enterprise, LLC (Gregory Breunich, Scott Del Mastro, and Gabriel Jaramillo) in the amount of $2.5 million if the Company raises $6 million or more in a future offering.

Outstanding Equity Awards

There were no equity awards made to any named executive officer that were outstanding at December 31, 2021.

Director Compensation

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table lists, as of March 1, 2022, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 10% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership’ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 369,033,405 shares of our common stock issued and outstanding as of March 14, 2022. Except as disclosed herein, we do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Altitude International Holdings, Inc., 4500 SE Pine Valley Street, Port Saint Lucie, Florida 34952.

		Amount and
		Nature of
	Title of	Beneficial	Percent of
Name and Address of Beneficial Owner	Class	Ownership (1)	Class (2)
Gregory Anthony	Common Stock	21,000,000	5.85%
Gregory Breunich (3)	Common Stock	79,308,804	22.09%
	Preferred Stock	51	100.00%
Scott Del Mastro	Common Stock	43,039,295	11.99%
Gabriel Jaramillo	Common Stock	42,375,009	11.80%
Gregory Whyte	Common Stock	3,065,000	0.85%

(1) The number and percentage of shares beneficially owned is determined under the rules of the SEC and the ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

(3) Mr. Breunich owns 51 shares of preferred stock with voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (x) the Numerator.

Changes in Control

Three of our stockholders own 164,723,108, or 45.88% of our outstanding shares of Common Stock. The principal stockholders both serve as directors and two of them are executive officers. They exercise significance influence over the control of our Company and may be able to cause or prevent a change in control.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged BF Borgers CPA, PC (“BF Borgers”) as our independent registered public accounting firm on January 24, 2019. On January 14, 2022, BF Borgers was dismissed. The audit fees for December 31, 2020 were approximately $15,000. In 2021, fees were approximately $72,000.

The Company engaged Turner, Stone & Company, LLP (“Turner Stone”) as our independent registered public accounting firm on January 14, 2022. The audit fees for December 31, 2021 were approximately $60,000.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years (through January 14, 2022) for assurance and related services by BF Borgers that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

The aggregate fees billed in the last fiscal year for assurance and related services by Turner Stone that are reasonably related to the performance of the audit are reported under Audit Fees above.

Tax Fees

BF Borgers did not charge us any tax fees for the year ended December 31, 2020.

Turner Stone did not charge us any tax fees for the year ended December 31, 2021.

All Other Fees

BF Borgers has not billed any other fees since their engagement on January 24, 2019, through dismissal, except for applicable fees related to the transition.

Turner Stone has not billed any other fees since their engagement on January 14, 2022.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.1	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.2	Articles of Incorporation of Altitude International (incorporated by reference to the form 8-K filed by the Company on July 3, 2017).
3.1.3	Amended Articles of Incorporation dated June 4, 2018 (incorporated by reference to the form 10-K filed by the Company on March 30, 2021).
3.1.4	Amended Articles of Incorporation dated August 21, 2020 (incorporated by reference to the form 10-K filed by the Company on March 30, 2021).
3.1.5	Amended Articles of Incorporation dated February 10, 2021(incorporated by reference to the form 10-K filed by the Company on March 30, 2021).
3.1.6	Certificate of Amendment for Series A Preferred Stock dated July 21, 2021. (incorporated by reference from the form 8-K filed by the Company on July 27, 2021).
4.1	Description of Securities
10.1	Share Exchange Agreement (incorporated by reference from the form 8-K filed by the Company on July 3, 2017).
10.2	Revised and Restated Licensing Agreement (incorporated by reference from the form 8-K filed by the Company on January 28, 2019).
10.3	Proposal for Services with Orlando Magic Ltd. dated February 17, 2021 (incorporated by reference from the form 8-K filed by the Company on February 23, 2021).
10.4	Share Exchange Agreement with Breunich Holdings, Inc. (incorporated by reference from the form 8-K filed by the Company on July 7, 2021).
10.5	Loan Agreement with FVP Servicing, LLC (incorporated by reference from the form 8-K filed by the Company on December 27, 2021).
10.6	Security Agreement in favor of FVP Servicing, LLC (incorporated by reference from the form 8-K filed by the Company on December 27, 2021).
10.7	Payment Guaranty (incorporated by reference from the form 8-K filed by the Company on December 27, 2021).
10.8	Consulting, Management and License Agreement by and among Altitude International Holdings, Inc, CMA Soccer, LLC and Soccer Partners America, dated March 7, 2022 (incorporated by reference from the form 8-K filed by the Company on March 9, 2022).
16.1	Letter Re: Change in Certifying Accountant (incorporated by reference from the form 8-K filed by the Company on January 19, 2022).
21.1	List of Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Gregory Breunich
Gregory Breunich
Principal Executive Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory Breunich	Chairman	March 15, 2022
Gregory Breunich

/s/ Scott Del Mastro	Director	March 15, 2022
Scott Del Mastro

/s/ Gregory Anthony	Director	March 15, 2022
Gregory Anthony

/s/ Gabriel Jaramillo	Director	March 15, 2022
Gabriel Jaramillo

