Form 10-Q
period 2022-03-31
ALTITUDE INTERNATIONAL HOLDINGS, INC.
filed 2022-05-12
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 368,620,905 shares issued, issuable, and outstanding as of May 10, 2022.

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(UNAUDITED)

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$916,589	$423,165
Accounts receivable, net	839,187	91,520
Inventory	145,879	161,235
Prepaid expense	503,511	88,134
Deferred costs	87,500	-
Other current assets	800	-
Total current assets	2,493,466	764,054

Fixed assets, net	85,827	71,036
Intangible assets, net	280,000	287,500
Goodwill	29,660,231	29,493,398

Total assets	$32,519,524	$30,615,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$80,000	$-
Accounts payable and accrued expenses	543,128	436,896
Stockholders’ advance	36,211	36,211
PPP loan	20,800	20,800
Loan payable	501,724	-
Deferred revenue	1,889,673	1,388,126
Total current liabilities	3,071,536	1,882,033

Non-current liabilities
Other non-current liability	380,000	-
Notes payable, net of current portion	1,310,206	1,288,887
Total non-current liabilities	1,690,206	1,288,887
Total liabilities	4,761,742	3,170,920

Commitments and contingencies - Note 7	-	-

Stockholders’ equity
Preferred stock - no par value, 5,000,000 shares authorized, 51 and 51 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common stock - no par value, 600,000,000 shares authorized, 369,608,405 and 358,070,905 shares issued, issuable, and outstanding at March 31, 2022 and December 31, 2021, respectively	30,979,945	30,362,949
Accumulated deficit	(3,222,163)	(2,917,881)
Total stockholders’ equity	27,757,782	27,445,068
Total liabilities and stockholders’ equity	$32,519,524	$30,615,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months ended March 31,

(unaudited)

	2022	2021

Revenue	$2,121,736	$1,905,339

Operating expenses
Direct costs of revenue	696,005	801,511
Professional fees	316,148	53,366
Salary and related expenses	718,095	523,761
Stock-based compensation	85,900	-
Marketing expense	48,314	29,765
Rent expense	166,490	81,715
Other general and administrative expenses	379,094	387,123
Total operating expenses	2,410,046	1,877,241

Income (loss) from operations	(288,310)	28,098

Other income (expenses)
Interest expense	(15,972)	(9,468)
Total other income (expenses)	(15,972)	(9,468)

Net income (loss)	$(304,282)	$18,630

Earnings (loss) per share - basic and fully diluted	$(0.00)	$0.00

Weighted average number of shares of common stock - basic and fully diluted	360,995,488	45,323,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

March 31, 2022 and 2021

(unaudited)

	Preferred Stock		Common Stock		Additional	Members’ Deficit and BHI	Non-controlling
	No of Shares	No Par Value	Shares	No Par Value	Paid in Capital	Common Stock	Members’ Deficit	Accumulated Deficit	Total

Balance, December 31, 2020	-	$-	-	$-	$100	$(1,981,343)	$(44,454)	$(26,005)	$(2,051,702)
Issuance of common stock for services	-	-	-	-		-	-	-	-
Net loss for the period ended March 31, 2021	-	-	-	-	-	-	-	18,630	18,630
Balance, March 31, 2021	-	$-	-	$-	$100	$(1,981,343)	$(44,454)	$(7,375)	$(2,033,072)

Balance, December 31, 2021	51	$-	358,070,905	$30,362,949	$-	$-	$-	$(2,917,881)	$27,445,068
Issuance of common stock for acquisition	-	-	10,000,000	531,096	-	-	-	-	531,096
Issuance of common stock for services	-	-	1,537,500	85,900	-	-	-	-	85,900
Net loss for the period ended March 31, 2022	-	-	-	-	-	-	-	(304,282)	(304,282)
Balance, March 31, 2022	51	$-	369,608,405	$30,979,945	$-	$-	$-	$(3,222,163)	$27,757,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months ended March 31,

(unaudited)

	2022	2021

Cash flows from operating activities:
Net income (loss)	$(304,282)	$18,630
Net loss attributable to non-controlling interest	-	-
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization expense	13,899	6,573
Stock-based compensation	85,900	-
Change in assets and liabilities, net of effects of acquisition of business:
Accounts receivable	(309,943)	(92,072)
Inventory	15,356	(30,698)
Prepaid expense	(415,377)	79,816
Other assets	-	(1,816)
Deferred costs	(87,500)	-
Accounts payable and accrued expenses	(85,260)	131,723
Accounts payable and accrued expenses – related party	-	(113,422)
Deferred revenue	281,630	(622,246)
Net cash used in operating activities	(805,577)	(654,107)

Cash flows provided by investing activities:
Acquisition of Rush Soccer	1,216,126	-
Acquisition of BHI	-	134,003
Purchase of fixed assets	(17,125)	3,201
Net cash provided by investing activities	1,199,001	137,204

Cash flows from financing activities:
Proceeds from notes payable	100,000	-
Proceeds from private placement of BHI common stock	-	733,000
Proceeds from loans	-	1,493,923
Repayment of notes payable	-	(923,768)
Net cash provided by financing activities	100,000	1,303,155

Net increase in cash	493,424	786,252

Cash at beginning of period	423,165	134,003

Cash at end of period	$916,589	$920,255

Cash paid for interest	$23,651	$45,522
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

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

Nature of Operations

Altitude International Holdings, Inc., is a holding company comprised of multiple scalable related revenue streams that together create a vertically integrated high-performance sports, education, and technology group. Our mission is to redefine and revolutionize athletic preparation and training, while providing relief, opportunity, and wellness to those that need it the most.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and has a year-end of December 31.

The unaudited condensed consolidated financial statements of the Company for the three month periods ended March 31, 2022, and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments unless otherwise indicated), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022. These financial statements should be read in conjunction with that report.

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

CMA Soccer LLC, doing business as Altitude Soccer, the soccer division of Club Med Academies, hosts student-athletes from multiple nations worldwide like all other Club Med Academy sports. CMAS utilizes highly specialized training methodologies blending all of the critical elements required to build an elite-level player. Those who attend participate in a 10 hour per day regimen of soccer and academics. CMAS is a college and professional bound program placing its graduates in colleges throughout the United States and even some in the professional ranks throughout Europe, South America, and the USA. Rush Soccer is a nationally competitive youth soccer club network that administers boys’ and girls’ teams internationally with proprietary training methodology, documentation, and materials, proprietary technologies and platforms, and a database of individuals.

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

Altitude Wellness LLC focuses on helping our members reach their individual health goals by offering various experiences that enhance the way you look and feel. Multiple modalities ranging from altitude chambers, cryo chambers, ozone chambers, red light therapy, IV therapy, infrared sauna, and neurofeedback are just a few of the treatments that will be available. The Altitude Wellness Experience will be a combination of a hundred little things that make each member feel special. From warm and chilled eucalyptus towels when you arrive to fresh juices and healthy snacks, all is vital to the experience. The highly trained staff will include nurses, dietitians, trainers, therapists, and health specialists. Each will know the patient by name and be familiar with their profile, which will be completed on the app and available to the Experience Specialists upon each check-in. As of March 31, 2022, Altitude Wellness is not operating.

Altitude Online Learning LLC was recently established in 2021 to support and address the global demand for distance learning. This is a natural extension of our existing brick-and-mortar academic operations. Through our corporation system status, Altitude Online Learning is fully accredited. The economics of an online distance school presents a significant potential opportunity. Now students from around the world will have the opportunity to earn an American diploma in their home countries while attending Altitude Online Learning.

Altitude Sports Management Corp. has not been defined for its use as of March 31, 2022.

All intercompany accounts and transactions are eliminated in consolidation.

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On March 31, 2022, we had $916,350 in cash. Our net losses incurred for the three months ended March 31, 2022 were $304,282 and the working capital deficit was $594,933 at March 31, 2022. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompany financial statements have been prepared assuming that the Company will continues as a going concern.

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

Cash and Cash Equivalents

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) of $250,000. The Company had material balances in excess of the insured limits as of March 31, 2022, and December 31, 2021, of approximately $666,350 and $173,000, respectively.

Accounts Receivable

Accounts receivable for tuition and for the soccer league is recorded by the Company. As of March 31, 2022, and December 31, 2021, the net balances were $401,463 and $91,520, net of allowances. There were allowances for doubtful accounts of $203,736 and $205,455 at March 31, 2022 and December 31, 2021, respectively. The credit terms provided are as follows:

1.	Altitude Academies – The tuition is paid typically in two installments but, on a case-by-case basis, modifications do occur.

2.	Rush Soccer – Rebates for soccer kits purchased by club members and membership rebates.

3.	Altitude Water – The normal credit terms is 50% down with final payment upon delivery.

4.	Altitude Chambers – The normal credit terms is 50% down with progress payments until final payment upon delivery.

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

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) as codified in Accounting Standards Codification (“ASC”) No. 842 (“ASC 842”). ASU 2016-02, ASC 842, and additional issued guidance are intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months. As a result of the adoption of the new lease accounting guidance using the effective date transition method, on January 1, 2019, the Company did not have any lease obligations that extended more than twelve months.

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

Inventory and Direct Costs of Revenue

The inventory is comprised of Atmospheric Water Generators (“AWG’s”) at Trident and chamber related parts at Altitude International and are valued at the lower of cost or market. As of March 31, 2022, and December 31, 2021, the inventory was valued at $145,879 and $161,235, respectively.

Inventory is comprised of:

Finished Goods	$22,500
Parts	123,379
Total	$145,879

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

Revenue Recognition

Our sales are generated from six revenue streams: 1) contracts with customers for the design, development, manufacture, and installation of simulated altitude athletic equipment, 2) sports training and academic tuition, and 3) hosting events, 4) membership fees, 5) uniform sales, and 6) sale of atmospheric water generators. For the simulated athletic equipment and the water filtration systems, we provide our products under fixed-price contracts. Under fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss.

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

In regard to the simulated altitude athletic equipment and the atmospheric water generators (“AWG”), we recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. In determining when performance obligations are satisfied, we consider factors such as contract terms, payment terms and whether there is an alternative future use of the product or service. Substantially all of our revenue is recognized over time as we perform under the contract because if our customer were to terminate the contract for reasons other than our non-performance, we would have the right to recover damages which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to us.

In regard to the sports training and academics tuition revenue recognition policy, the tuition is recognized over the course of the training period which is typically a semester. In determining when performance obligations are satisfied, we consider factors as to actual attendance at the academy.

In regard to the revenue associated with Rush Soccer, the revenue related to events is recognized at the time of the event. The revenue associated with uniforms is recognized at the time of delivery. Membership fees are recognized at the beginning of the membership period.

In regard to the simulated athletic equipment and the atmospheric water generators, the revenue is recognized upon delivery and/or installation, specific to the customer.

Deferred Revenue

Our payment terms generally require a substantial initial deposit to confirm a reservation and tuition for the school year or training period. Historically, our deferred revenue balances are comprised solely of customer deposit balances and changes from period to period due to the seasonal nature of billings and cash collections, the number of students in each program and the recognition of revenue. A deposit made to the Company for tuition is contractually non-refundable. As of March 31, 2022, and December 31, 2021, deferred revenue amounted to $1,889,673 and $1,388,126, respectively.

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

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company does not have any dilutive shares of common stock as of March 31, 2022, or December 31, 2021.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2022. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2022.

Goodwill and Intangible Assets

The Company accounts for intangible assets in accordance with the authoritative guidance issued by the FASB. Intangibles are valued at their fair value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends, and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company tests its goodwill using a market-based approach to determine the estimated fair value of the reporting unit as to which the goodwill has been allocated. As of March 31, 2022, based on the assessment of Management, the Company determined that goodwill associated with the share exchange in which the Company acquired BHI amounting to $29,493,398. The Company will evaluate goodwill annually for any impairment. The Company also determined that the acquisition of Soccer Partners (see Note 4) had provisional goodwill of $166,834. The Company will have an independent valuation of the acquisition to determine any change in the estimated amount recorded.

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

NOTE 3 – ACQUISITION

On March 7, 2022, Altitude International Holdings, Inc. and CMA Soccer LLC entered into a Consulting, Management and License Agreement with Soccer Partners America (“Soccer Partners”), a Colorado not for profit corporation. Soccer Partners, under the brand name of Rush Soccer, has developed the largest known network of affiliated independent youth soccer clubs and with CMA Soccer, will establish a Rush residential academy program and a men’s professional soccer team. As part of the agreement, certain members of the management of Soccer Partners were granted a combined total of 10,000,000 shares of common stock of the Company and employment agreements for five individuals. The Company’s common stock is not historically traded at significant volume which has caused significant fluctuations in the price per share. For the initial valuation, the stock was valued at $0.056 per share per the closing price on March 4, 2022, or $556,000. The Company also pays consideration of $20,000 per year for a period of 20 years, or $400,000, to Soccer Partners. Management has recorded a provisional goodwill, as of March 31, 2022, of $166,834, and may be adjusted based on management’s final determination of the fair value of the assets and liabilities acquired.

The following table summarizes the consideration given for Altitude and the fair values of the assets and liabilities assumed at the acquisition date.

Consideration given:

Common stock shares given	$556,000
Future consideration	400,000
Total consideration given	$956,000

Fair value of identifiable assets acquired, and liabilities assumed:
Cash	$1,216,126
Accounts receivable	447,941
Prepaid expenses	118,150
Other current assets	800
Fixed assets, net	4,065
Loan payable	(501,724)
Accounts payable and accrued expenses	(176,275)
Deferred revenue	(219,917)
Note payable	(100,000)
Total identifiable net asset	789,166
Goodwill	166,834
Total consideration	$956,000

Pro-Forma Financial Information

The following unaudited pro-forma data summarizes the result of operations for the three months ended March 31, 2021, and 2020, as if the acquisition Rush Soccer had been completed on January 1, 2021. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021.

	For the Three Months Ended March 31, 2022
		Rush	Pro-forma
	ALTD	Soccer	Adjustments	Total
Revenue and income, net	$1,884,066	$881,066	$-	$2,765,132
Operating expenses	2,282,139	1,074,045	-	3,356,184
Loss from operations	(398,073)	(192,979)	-	(591,052)
Other income (expense)	(15,972)	-	-	(15,972)
Net loss	$(414,045)	$(192,979)	$-	$(607,024)
Net loss per common share - basic and fully diluted	$(0.00)			$(0.00)
Weighted average number of common shares outstanding during the period - basic and fully diluted	360,995,488			370,995,488

	For the Three Months Ended March 31, 2021
		Rush	Pro-forma
	ALTD	Soccer	Adjustments	Total
Revenue and income, net	$1,905,339	$385,628	$-	$2,290,967
Operating expenses	1,877,241	391,427	-	2,268,668
Income (loss) from operations	28,098	(5,799)	-	22,299
Other income (expense)	(9,468)	-	-	(9,468)
Net income (loss)	$18,630	$(5,799)	$-	$12,831
Net income (loss) per common share - basic and fully diluted	$0.00			$0.00
Weighted average number of common shares outstanding during the period - basic and fully diluted	55,241,426			65,241,426

NOTE 4 – FIXED ASSETS

The Company has fixed assets related to computer and equipment, furniture and fixtures, leasehold improvements, operating / shop equipment and transportation equipment. The depreciation of the equipment is over a three-year period. As of March 31, 2022, and December 31, 2021, the Company had fixed assets, net of accumulated depreciation, of $85,827 and $71,036, respectively. The fixed assets are as follows:

	March 31,	December 31,
	2022	2021
Computer and equipment	$149,401	$148,893
Furniture and fixtures	21,956	17,331
Leasehold improvements	162,840	234,835
Operating / shop equipment	273,180	185,128
Transportation equipment	36,991	36,991
Total fixed assets	644,368	623,178
Less: Accumulated depreciation	558,541	552,142
Total fixed assets, net	$85,827	$71,036

Depreciation for the three months ended March 31, 2022, and 2021 was $6,399 and $6,573, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill related to the acquisition of Altitude International Holdings, Inc. As of March 31, 2022, and December 31, 2021, the Company had goodwill of $29,660,231 and $29,493,398, respectively.

The Company has intangible assets related to the license agreement between Altitude International, Inc. and Sporting Edge. The Company is amortizing this intangible asset over a period of ten years. As of March 31, 2022, and December 31, 2021, the intangible assets were $280,000 and $287,500, respectively. For the three months ended March 31, 2022, and 2021, the Company recorded amortization expense for intangible assets of $7,500 and $0, respectively.

The future amortization of the license agreement is as follows:

2022	$22,500
2023	30,000
2024	30,000
2025	30,000
2026	30,000
Thereafter	137,500
Total	$280,000

NOTE 6 – NOTES PAYABLE

	March 31, 2022			December 31, 2021
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
SBA EIDL	$149,169	$-	$149,169	$149,169	$-	$149,169
FVPO Funds	-	-	-	91,758	20,574	112,332
Grand Slam	427,637	-	427,637	434,560	-	434,560
FVPO Funds	600,000	-	600,000	500,000	-	500,000
SBA EIDL	113,400	-	113,400	113,400	-	113,400
SBA	100,000	-	100,000	-	-	-
Total	$1,390,206	$-	$1,390,206	$1,288,887	$20,574	$1,309,461

On May 5, 2020, the Company received $20,800 in the form of a loan through the CARES Act Paycheck Protection Program. The balance at March 31, 2022 and December 31, 2021 was $20,800 and $20,800, respectively.

On January 11, 2019, ITA entered into a Term Loan Commitment (the “Loan Note”) with Feenix, which provides for a loan of $300,000. The loan note has a three-year term and bears interest at a rate of 8.5% per annum. The loan note may be prepaid at any time prior to maturity with no prepayment penalties. As of December 31, 2021, the balance of the loan note payable was $91,758. This note was paid in full on January 3, 2022. The Loan Note had certain covenants regarding financial reporting and new loans which Feenix has provided waivers in regard to those requirements.

On October 31, 2011, ITA entered into a Promissory Loan (the “Loan Note”) with Grand Slam Partners (“Grand Slam”), which provides for a loan of $735,714. Beginning on December 31, 2012, and on or before December 31st thereafter until the loan note is paid in full, ITA shall pay an annual lump sum payment at the conclusion of each calendar year equal to the greater of 25% of net profits of the corresponding calendar year or $30,000 (“Scheduled Annual Payment”). The Loan Note may be prepaid at any time prior to maturity with no prepayment penalties. As of March 31, 2022 and December 30, 2021, the balances of the loan note payable were $427,637 and $434,560, respectively.

On May 27, 2020, and August 25, 2020, ITA and NVL received unsecured loans from the Small Business Administration (“SBA”) of $149,900 and $113,400, respectively. These 2020 SBA loans bear interest at 3.75% per annum and are payable over 30 years with all payments of principal and interest deferred for the first twelve months. Substantially all of the assets of the Company are pledged as security for this loan. The balances at March 31, 2022 and December 31, 2021 was $149,169 and $113,400, respectively, for both periods. These notes are secured by substantially all assets of ITA and NVL.

On December 20, 2021, Trident Water and Altitude International Holdings, Inc. entered into an unsecured Loan Agreement with FVP Servicing, LLC for $500,000. The loan matures on December 20, 2023, and bears interest of 12%. The balance as of December 31, 2021 was $500,000. The loan is secured by the assets of Trident Water and Altitude International Holdings, Inc. and guaranteed by all entities of the Company. On February 8, 2022, the Company entered into a First Amendment to Loan Agreement for an additional incremental advance of $100,000. As of March 31, 2022, and December 31, 2021, the balances were $600,000 and $500,000, respectively. On April 29, 2022, the Company entered into a Second Amendment to Loan Agreement (see Note 11).

In the acquisition of Soccer America (see Note 3), the Company assumed the SBA loan dated June 15, 2020 with a balance of $100,000. The promissory note requires monthly payments of $641. The promissory note matures on June 15, 2050 and bears interest of 2.75%. The promissory note is secured by the assets of Soccer America. As of March 31, 2022, the balance was $100,000.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

In 2022, the Company compensated Gregory Breunich and Gabriel Jaramillo collectively $90,000, which was paid to their company, Trans World Performance LLC.

In 2022, the Company compensated Gregory Breunich $20,000 in addition to the above compensation.

The above balances were paid during the period ended March 31, 2022. The payments are reflected in professional fees on the statement of operations for the three months ended March 31, 2022.

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

On July 23, 2021, the Company issued 51 shares of preferred stock to Gregory Breunich as part of the July 23, 2021 agreement between the Company and BHI.

As of March 31, 2022, and December 31, 2021, the Company had 51 shares of preferred stock and 51 shares of preferred stock issued and outstanding, respectively.

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

On February 22, 2022, the Company issued 1,000,000 shares of common stock of the Company to Hospitality Funding Inc. in exchange for services related to consulting. The common stock of the Company is thinly traded and had a value of $0.055 per share, therefore the Company recorded the transaction at $55,000.

On March 1, 2022, the Company issued its legal counsel 12,500 shares of common stock for legal work for March 2022. The common stock of the Company is thinly traded and had a value of $0.06 per share, therefore the Company recorded the transaction at $750.

On March 17, 2022, the Company issued a consultant 500,000 shares of common stock for services. The common stock is thinly traded and had a value of $0.0556 per share, therefore the Company recorded the transaction at $27,800.

On March 7, 2022, Altitude International Holdings, Inc. and CMA Soccer LLC entered into a Consulting, Management and License Agreement with Soccer Partners America (“Soccer Partners”), a Colorado not for profit corporation. Soccer Partners, under the brand name of Rush Soccer, has developed the largest known network of affiliated independent youth soccer clubs and with CMA Soccer, will establish a Rush residential academy program and a men’s professional soccer team. As part of the agreement, certain members of the management of Soccer Partners were granted a combined total of 10,000,000 shares of common stock of the Company and employment agreements for five individuals. The common stock of the Company is thinly traded and had a value of $0.0556 per share, therefore the Company recorded the transaction at $556,000. See Note 3.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

There are currently no stock options currently issued and outstanding under the 2017 Plan, as all 250,000 remaining stock options issued and outstanding were exercised on February 8, 2021.

NOTE 10 – INCOME TAXES

As of March 31, 2022, the Company has net operating loss carry forwards of $311,115 that $254,336 may be available to reduce future years’ taxable income through 2041. In 2020, there were no tax impacts as Breunich Holdings, Inc. was taxed as an limited liability company. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2021 and 2020), as follows:

	March 31,	December 31,
	2022	2021
Tax expense (benefit) at the statutory rate	$(45,860)	$(205,425)
State income taxes, net of federal income tax benefit	(10,919)	(48,911)
Change in valuation allowance	56,779	254,336
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2021 and 2020 remains to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at March 31, 2021, and December 31, 2021, are as follows:

	March 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$311,115	$254,336
Timing differences	-	-
Total gross deferred tax assets	311,115	254,336
Less: Deferred tax asset valuation allowance	(311,115)	(254,336)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2022 and 2021 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $311,115 and $254,336 as of March 31, 2022, and December 31, 2021, respectively. Due to the transaction between the Company and BHI, which resulted in a change of control, net operating loss carryforwards prior to the transaction may not be usable for the future.

NOTE 11 – REVENUE CLASSES

The Company has six distinct revenue streams: altitude chambers, tuition-based sports academies, hosting events, membership fees, uniform sales and atmospheric water generators. Selected financial information for the Company’s operating revenue classes are as follows:

	For the Three	For the Three
	Months ended	Months ended
	March 31, 2022	March 31, 2021
Revenues:
Altitude chambers	$216,445	$-
Tuition-based sports academies	1,787,222	1,715,981
Hosting events	-	-
Uniform sales	30,351	-
Membership fees	25,613	-
Atmospheric water generators	62,105	189,358
Total	$2,121,736	$1,905,339

NOTE 12 – SUBSEQUENT EVENTS

On April 1, 2022, the Company issued its legal counsel 12,500 shares of common stock for legal work for April 2022. The common stock of the Company is thinly traded and had a value of $0.0327 per share, therefore the Company recorded the transaction at $409.

On April 27, 2022, the Company executed a Purchase and Sale Agreement (the “Agreement”) with Sandpiper Resort Properties, Inc. and Holiday Village of Sandpiper, Inc., for the sale of its property in Port Saint Lucie, Florida (the “Property”). The Property being sold in the Agreement is the Property on which the Company’s facilities are currently located and where the Company currently operates.

The purchase price for the Property is $55,000,000, with an initial refundable deposit of $500,000 due within five business days of the execution of the Agreement. This deposit was delivered by the Company on May 2, 2022. The Company has until May 31, 2022 to complete its due diligence on the Property, until which time it can terminate the Agreement or elect to proceed to a closing. If the Company elects to proceed to a closing, an additional nonrefundable deposit of $500,000 is due within five days following the expiration of the due diligence period.

The Closing Date of the purchase of the Property shall occur no later than June 30, 2022, or at such time as the parties agree. The Company may assign the Agreement to an affiliate of the Company no later than five days prior to the Closing Date, as long as the Company is not released of its obligations under the Agreement and the Company is responsible for any associated costs.

On April 29, 2022, the Company executed a Second Amendment to Loan Agreement with Feenix (see Note 6). This amendment relates to the Feenix loan dated December 20, 2021. The amendment provides the Company $2,650,000.

On May 1, 2022, the Company issued its legal counsel 12,500 shares of common stock for legal work for May 2022. The common stock of the Company is thinly traded and had a value of $0.02755 per share, therefore the Company recorded the transaction at $344.

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

This discussion should be read in conjunction with our financial statements on our 2021 Form 10-K, and our financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Plan of Operation

The 2022 operational plan consists of:

1.	Continue establishing and expanding the different segments associated with the expanded ALTD operations. The divisions include:

a.	Altitude Chamber Technology Division

b.	Tennis, Golf, Basketball, Volleyball and Academic Academies Division

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

Results of Operations

For the three months ended March 31, 2022, compared to the three months ended March 31, 2021

Revenue

The Company had revenue of $2,121,736 for the three months ended March 31, 2022, compared to $1,905,339 for the comparable period in 2021. The increase in 2022 compared to 2021 is due to 2021 being impacted by COVID-19 restrictions whereas 2022 reflects the rebound in the tuition business as the Company works its way out of the impact of COVID-19.

Direct Costs of Revenue

The Company had direct costs of revenue of $696,005 for the three months ended March 31, 2022, compared to $801,511 for the comparable period in 2021. In 2021, direct costs of revenue were at a higher percentage of sales, compared to the same period in 2022. In 2022 the Company was able to reduce the expenses related to sales due to a renegotiated contract.

Operating Expenses

The Company had operating expenses of $2,410,046 for the three months ended March 31, 2022, compared to $1,877,241 for the three months ended March 31, 2021. The increase was primarily due to stock-based compensation ($85,900 for the three months ended March 31, 2022, compared to $0 for the same period in 2021), professional fees ($316,148 for the three months ended March 31, 2022, compared to $53,366 for the same period in 2021), and rent expense ($166,490 for the three months ended March 31, 2022, compared to $33,876 for the same period in 2021). The operating expenses for the three months ended March 31, 2022 are comprised of the following: professional fees, $316,148, salary expenses, $718,095, stock-based compensation, $85,900, marketing expense, $48,314, rent expense, $166,490, and other general and administrative, $379,094.

Net Income (Loss)

The Company had a net loss of $304,282 for the three months ended March 31, 2022, compared to net income of $18,630 for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash and cash equivalents of $916,589. We do not have sufficient resources to effectuate our business. We expect to incur expenses offset by revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $805,577 for the three months ended March 31, 2022 compared to $654,107 for the same period in 2021.

We provided cash from investing for financing activities of $1,199,001 for the three months ended March 31, 2022 compared to $137,204 for the same period in 2021.

We had cash provided by financing activities for the three months ended March 31, 2022, of $100,000 compared to $1,303,155 for the same period in 2021.

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

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022.

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

On February 1, 2022, the Company issued 12,500 shares of common stock to its legal counsel for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 22, 2022, the Company issued 1,000,000 shares of common stock for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 1, 2022, the Company issued 12,500 shares of common stock to its legal counsel for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 17, 2022, the Company issued 500,000 shares of common stock for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 7, 2022, the Company issued 10,000,000 shares of common stock in regard to an acquisition. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

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

SIGNATURE	TITLE	DATE

/s/ Greg Breunich	Principal Executive Officer and Principal Financial	May 12, 2022
Greg Breunich	and Accounting Officer

