Form 10-Q
period 2022-06-30
ALTITUDE INTERNATIONAL HOLDINGS, INC.
filed 2022-07-29
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 385,984,541 shares issued, issuable, and outstanding as of July 28, 2022.

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(UNAUDITED)

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$1,699,450	$423,165
Accounts receivable, net	830,393	91,520
Inventory	256,450	161,235
Prepaid acquisition costs	1,000,000	-
Prepaid expense	136,695	88,134
Deferred offering costs	187,500
Deferred acquisition costs	125,472	-
Other current assets	2,616	-
Total current assets	4,238,575	764,054

Fixed assets, net	74,154	71,036
Intangible assets, net	272,500	287,500
Goodwill	29,659,798	29,493,398

Total assets	$34,245,027	$30,615,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, net of discounts	$2,669,078	$-
Accounts payable and accrued expenses	737,690	436,896
Stockholders’ advance	36,211	36,211
PPP loan	20,800	20,800
Loan payable	501,724	-
Deferred revenue	1,819,373	1,388,126
Total current liabilities	5,784,877	1,882,033

Non-current liabilities
Other non-current liability	380,000	-
Notes payable, net of current portion	782,129	1,288,887
Total non-current liabilities	1,162,129	1,288,887
Total liabilities	6,947,006	3,170,920

Commitments and contingencies - Note 8	-	-

Stockholders’ equity
Preferred stock - no par value, 5,000,000 shares authorized, 51 and 51 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock - no par value, 600,000,000 shares authorized, 385,984,541 and 358,070,905 shares issued, issuable, and outstanding at June 30, 2022 and December 31, 2021, respectively	31,431,990	30,362,949
Accumulated deficit	(4,133,969)	(2,917,881)
Total stockholders’ equity	27,298,021	27,445,068
Total liabilities and stockholders’ equity	$34,245,027	$30,615,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Condensed Consolidated Statement of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$2,660,202	$1,670,640	$4,781,938	$3,575,979

Operating expenses
Direct costs of revenue	1,680,992	1,162,804	2,376,997	1,964,315
Professional fees	220,182	108,681	536,330	162,047
Salary and related expenses	1,103,576	223,681	1,821,671	747,442
Stock-based compensation	409	-	86,309	-
Marketing expense	97,373	51,123	145,687	80,888
Rent expense	57,183	125,727	223,673	207,442
Other general and administrative expenses	236,606	114,769	615,703	501,892
Total operating expenses	3,396,320	1,786,785	5,806,369	3,664,026

Income (loss) from operations	(736,118)	(116,145)	(1,024,431)	(88,047)

Other income (expenses)
Amortization of debt discount	(121,186)	-	(121,186)	-
Interest expense	(54,500)	(8,397)	(70,472)	(17,865)
Total other income (expenses)	(175,686)	(8,397)	(191,658)	(17,865)

Net income (loss)	$(911,806)	$(124,542)	$(1,216,089)	$(105,912)

Earnings per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common stock - basic and fully diluted	380,769,619	58,646,269	370,937,178	56,940,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

June 30, 2022 and 2021

(unaudited)

	Preferred Stock		Common Stock		Additional	Members’Deficit and BHI
	No of Shares	No Par Value	Shares	No Par Value	Paid in Capital	Common Stock	Non-controlling Members’Deficit	Accumulated Deficit	Total

Balance, December 31, 2020	-	$-	-	$-	$100	$(1,981,343)	$(44,454)	$(26,005)	$(2,051,702)
Net loss for the period ended March 31, 2021	-	-	-	-	-	-	-	18,630	18,630
Balance, March 31, 2021	-	$-	-	$-	$100	$(1,981,343)	$(44,454)	$(7,375)	$(2,033,072)
Net loss for the period ended June 30, 2021	-	-	-	-	-	-	-	(124,542)	(124,542)
Balance, June 30, 2021	-	$-	-	$-	$100	$(1,981,343)	$(44,454)	$(131,917)	$(2,157,614)

Balance, December 31, 2021	51	$-	358,070,905	$30,362,949	$-	$-	$-	$(2,917,881)	$27,445,068
Issuance of common stock for acquisition	-	-	10,000,000	531,096	-	-	-	-	531,096
Issuance of common stock for services	-	-	1,537,500	85,900	-	-	-	-	85,900
Net loss for the period ended March 31, 2022	-	-	-	-	-	-	-	(304,282)	(304,282)
Balance, March 31, 2022	51	$-	369,608,405	$30,979,945	$-	$-	$-	$(3,222,163)	$27,757,782
Issuance of common stock for services	-	-	12,500	409	-	-	-	-	409
Issuance of common stock as debt discount to loan	-	-	16,363,636	451,636	-	-	-	-	451,636
Amortization of debt discount	-	-	-		-	-	-	-	-
Net loss for the period ended June 30, 2022	-	-	-	-	-	-	-	(911,806)	(911,806)
Balance, June 30, 2022	51	$-	385,984,541	$31,431,990	$-	$-	$-	$(4,133,969)	$27,298,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months ended June 30,

(unaudited)

	2022	2021

Cash flows from operating activities:
Net income (loss)	$(1,216,089)	$(105,912)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization expense	27,794	13,146
Amortization of debt discount	121,186	-
Stock-based compensation	86,309	-
Bad debt expense	45,254	-
Change in assets and liabilities:
Accounts receivable	(336,186)	(149,200)
Inventory	(95,215)	(66,236)
Prepaid expense	69,589	79,816
Other assets	(1,816)	(1,816)
Accounts payable and accrued expenses	62,305	253,960
Accounts payable and accrued expenses - related party	-	(113,422)
Deferred revenue	211,330	(1,195,156)
Net cash used in operating activities	(1,025,539)	(1,284,820)

Cash flows provided by investing activities:
Acquisition of Rush Soccer, net	1,216,126	-
Acquisition of BHI	-	134,003
Prepaid acquisition costs	(1,000,000)	-
Deferred acquisition costs	(125,472)	-
Purchase of fixed assets	(11,847)	5,973
Net cash provided by investing activities	78,807	139,976

Cash flows from financing activities:
Proceeds from private placement of BHI common stock	-	1,183,000
Proceeds from notes payable, net of debt issuance costs	2,517,275	1,493,923
Deferred offering costs	(187,500)	-
Repayment of notes payable	(106,758)	(1,003,768)
Net cash provided by financing activities	2,223,017	1,673,155

Net increase in cash	1,276,285	528,311

Cash at beginning of period	423,165	134,003

Cash at end of period	$1,699,450	$662,314

Cash paid for interest	$54,500	$53,956
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for financing	$451,636	$-
Issuance of common stock for acquisition	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2022

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

Company Background

Altitude International Holdings, Inc. (f/k/a Altitude International, Inc., the “Company,” “we,” “us,” “our,” or “Altitude-NY”), was incorporated in the State of New York on July 13, 1994 as “Titan Computer Services, Inc.” On August 21, 2020, the Company filed with the State of New York to change its name from Altitude International, Inc. to Altitude International Holdings, Inc.

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

Following the closing of the Agreement, BHI is a wholly owned subsidiary of the Company, with each of its subsidiaries operating as wholly owned subsidiaries. The Company is a holding company comprised of multiple scalable related revenue streams that together create a vertically integrated high-performance sports, education, and technology group. Our mission is to redefine and revolutionize athletic preparation and training, while providing relief, opportunity, and wellness to those that need it the most.

We operate through the following 11 wholly-owned subsidiaries: Breunich Holding, Inc., a Delaware corporation (“BHI”), Altitude International, Inc., a Wisconsin corporation (“Altitude Chambers”), Altitude Sports Management Corp., a Wisconsin corporation (“Altitude Sports Management Corp.”), ITA-USA Enterprise, LLC, a Florida limited liability company (“Altitude Academies” or “Club Med Academies”), CMA Soccer, LLC, a Florida limited liability company (“CMAS”), Trident Water, LLC, a Florida limited liability company (“Altitude Water”), Altitude Wellness, LLC, a Florida limited liability company (“Altitude Wellness”), NVL Academy, LLC, a Florida limited liability company (“Altitude Volleyball”), North Miami Beach Academy LLC, a Florida limited liability company (“NMBA”), Six Log Cleaning & Sanitizing LLC, a Florida limited liability company (“SLCS”), and Altitude Online, LLC, a Florida limited liability company (“Altitude Online”).

Nature of Operations

Altitude International Holdings, Inc. is a holding company focused on a people-first, global wellness group through its operating subsidiaries which are comprised of multiple scalable related revenue streams that together create a vertically integrated high-performance sports, education, and technology group. Our mission is to redefine and revolutionize athletic preparation and training while providing relief, opportunity, and wellness to those that need it the most.

Our sports and education properties comprise what is currently known as Altitude Academies. Our wholly owned subsidiary, Altitude International, Inc. manufactures a variety of world-class hypoxic training chambers, which enables competitive athletes of all kinds to train in a simulated high-altitude environment. This controlled oxygen-deficient environment coupled with specific training protocols achieves numerous scientifically proven benefits in athletic development. Altitude recently has launched its high-performance wellness center, Altitude Wellness, LLC, to serve as the reoccurring revenue model for Altitude’s chamber technology. Altitude Water manufactures several types of Atmospheric Water Generators (“AWG”) ranging from small residential and light commercial to heavy-duty military-grade machines designed for larger-scale uses. Altitude Water’s next-generation air-to-water machines and our proprietary “EnviroGuard™” purification system controlled by our proprietary software produce some of the purest and finest drinking water in the world. Altitude Water’s drinking water is highly oxygenated, ideally suited for athlete hydration amid competitive performance.

Altitude’s growth initiatives include scaling the existing tuition categories, adding new ones in sports, arts, and sciences in the coming years, pursuing a consolidation strategy within the soccer club system in the United States, and exponentially growing our accredited academic model. Strategic to our continued growth, the establishment of Altitude’s headquarters in Port Saint Lucie, Florida marked our international destination footprint by adding to our asset base and securing control of the hospitality side of our business. The management team of Altitude is well versed in developing an ecosystem where the business sectors drive network and growth impact between one another, providing increased earnings and value to the Altitude properties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and has a year-end of December 31.

The unaudited condensed consolidated financial statements of the Company for the six month periods ended June 30, 2022, and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments unless otherwise indicated), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022. These financial statements should be read in conjunction with that report.

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

NVL Academy LLC, doing business as Altitude Volleyball, is the beach volleyball and indoor volleyball tuition-based operation. Most of the athletes, except for a few individuals, come from the USA. For the most part, Volleyball in the United States is a women’s sport. NVL operates and functions like all other academy sports.

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

Altitude Wellness LLC focuses on helping our members reach their individual health goals by offering various experiences that enhance the way you look and feel. Multiple modalities ranging from altitude chambers, cryo chambers, ozone chambers, red light therapy, IV therapy, infrared sauna, and neurofeedback are just a few of the treatments that will be available. The Altitude Wellness Experience will be a combination of a hundred little things that make each member feel special. From warm and chilled eucalyptus towels when you arrive to fresh juices and healthy snacks, all are vital to the experience. The highly trained staff will include nurses, dietitians, trainers, therapists, and health specialists. Each will know the patient by name and be familiar with their profile, which will be completed on the app and available to the Experience Specialists upon each check-in. As of June 30, 2022, Altitude Wellness is not operating.

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

Altitude Sports Management Corp. has not been defined for its use as of June 30, 2022.

All intercompany accounts and transactions are eliminated in consolidation.

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On June 30, 2022, we had $1,699,450 in cash. Our net losses incurred for the six months ended June 30, 2022 were $1,216,089 and the working capital deficit was $1,546,302 on June 30, 2022. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompany financial statements have been prepared assuming that the Company will continues as a going concern.

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

Cash and Cash Equivalents

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) of $250,000. The Company had material balances in excess of the insured limits as of June 30, 2022, and December 31, 2021, of approximately $1,449,450 and $173,000, respectively.

Accounts Receivable

As of June 30, 2022, and December 31, 2021, the net accounts receivable balances were $830,393 and $91,520, net of allowances. There were allowances for doubtful accounts of $248,990 and $205,455 on June 30, 2022 and December 31, 2021, respectively. The credit terms provided are as follows:

1.	Altitude Academies – The tuition is paid typically in two installments but, on a case-by-case basis, modifications do occur.

2.	Rush Soccer – Rebates for soccer kits purchased by club members and membership rebates.

3.	Altitude Water – The normal credit terms are 50% down with final payment upon delivery.

4.	Altitude Chambers – The normal credit terms are 50% down with progress payments until final payment upon delivery.

Bad debt expense is determined based on the aging of accounts receivable and subsequent collections. Typically, receivables aged 60 days, or more are reviewed for determination. Receivables over 90 days, unless payment terms with some payments made to date, are reserved as additional allowance for doubtful accounts.

Prepaid Acquisition Costs

The Company has made two $500,000 payments as a deposit for the acquisition of the Sandpiper resort property (see Note 3). These deposits are nonrefundable.

Deferred Costs

Deferred costs for offering costs as of June 30, 2022 is $187,500. These costs relate to the Company’s capital raise and Form S-1 as filed and are for legal and professional fee expenses.

Deferred costs for the acquisition of the Sandpiper resort property (see Note 3) are for legal and professional fee expenses.

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

Inventory and Direct Costs of Revenue

The inventory is comprised of Atmospheric Water Generators (“AWG’s”) at Trident and chamber related parts at Altitude International and is valued at the lower of cost or market. As of June 30, 2022, and December 31, 2021, the inventory was valued at $256,450 and $161,235, respectively.

Inventory is comprised of:

Finished Goods	$32,000
Parts	224,450
Total	$256,450

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

Deferred Revenue

Our payment terms generally require a substantial initial deposit to confirm a reservation and tuition for the school year or training period. Historically, our deferred revenue balances are comprised solely of customer deposit balances and changes from period to period due to the seasonal nature of billings and cash collections, the number of students in each program and the recognition of revenue. A deposit made to the Company for tuition is contractually non-refundable. As of June 30, 2022, and December 31, 2021, deferred revenue amounted to $1,819,373 and $1,388,126, respectively.

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

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company does not have any dilutive shares of common stock as of June 30, 2022, or December 31, 2021.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2022. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the six months ended June 30, 2022.

Goodwill and Intangible Assets

The Company accounts for intangible assets in accordance with the authoritative guidance issued by the FASB. Intangibles are valued at their fair value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends, and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company tests its goodwill using a market-based approach to determine the estimated fair value of the reporting unit as to which the goodwill has been allocated. As of June 30, 2022, based on the assessment of Management, the Company determined that goodwill associated with the share exchange in which the Company acquired BHI amounted to $29,493,398. The Company will evaluate goodwill annually for any impairment. The Company also determined that the acquisition of Soccer Partners (see Note 4) had provisional goodwill of $166,834. The Company will have an independent valuation of the acquisition to determine any change in the estimated amount recorded.

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

NOTE 3 – ACQUISITION

Soccer Partners America

On March 7, 2022, Altitude International Holdings, Inc. and CMA Soccer LLC entered into a Consulting, Management and License Agreement with Soccer Partners America (“Soccer Partners”), a Colorado not for profit corporation. Soccer Partners, under the brand name of Rush Soccer, has developed the largest known network of affiliated independent youth soccer clubs and with CMA Soccer, will establish a Rush residential academy program and a men’s professional soccer team. As part of the agreement, certain members of the management of Soccer Partners were granted a combined total of 10,000,000 shares of common stock of the Company and employment agreements for five individuals. The Company’s common stock is not historically traded at a significant volume which has caused significant fluctuations in the price per share. For the initial valuation, the stock was valued at $0.056 per share per the closing price on March 4, 2022, or $556,000. The Company also pays consideration of $20,000 per year for a period of 20 years, or $400,000, to Soccer Partners. Management has recorded a provisional goodwill, as of June 30, 2022, of $166,834, and may be adjusted based on management’s final determination of the fair value of the assets and liabilities acquired.

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

Pro-Forma Financial Information

The following unaudited pro-forma data summarizes the result of operations for the six months ended June 30, 2021, and 2020, as if the acquisition Rush Soccer had been completed on January 1, 2021. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021.

	For the Six Months Ended June 30, 2022
		Rush	Pro-forma
	ALTD	Soccer	Adjustments	Total
Revenue and income, net	$3,770,318	$1,444,875	$-	$5,215,193
Operating expenses	5,320,287	1,785,438	-	7,105,725
Loss from operations	(1,549,970)	(340,563)	-	(1,890,533)
Other income (expense)	(191,658)	140,800	-	(50,858)
Net loss	$(1,741,627)	$(199,763)	$-	$(1,941,390)
Net loss per common share - basic and fully diluted	$(0.00)			$(0.01)
Weighted average number of common shares outstanding during the period - basic and fully diluted	370,937,178			370,995,488

	For the Six Months Ended June 30, 2021
		Rush	Pro-forma
	ALTD	Soccer	Adjustments	Total
Revenue and income, net	$3,575,979	$985,229	$-	$4,561,208
Operating expenses	3,664,026	1,099,105	-	4,763,131
Income (loss) from operations	(88,047)	(113,876)	-	(201,923)
Other income (expense)	(17,865)	-	-	(17,865)
Net income (loss)	$(105,912)	$(113,876)	$-	$(219,788)
Net income (loss) per common share - basic and fully diluted	$(0.00)			$(0.00)
Weighted average number of common shares outstanding during the period - basic and fully diluted	56,940,822			65,241,426

Sandpiper Resort Property Acquisition

On April 27, 2022, the Company executed a Purchase and Sale Agreement (the “Agreement”) with Sandpiper Resort Properties, Inc. and Holiday Village of Sandpiper, Inc., for the sale of its property in Port Saint Lucie, Florida (the “Property”). The Property being sold in the Agreement is the Property on which the Company’s facilities are currently located and where the Company currently operates.

The purchase price for the Property is $55,000,000, with an initial refundable deposit of $500,000 due within five business days of the execution of the Agreement. This deposit was delivered by the Company on May 2, 2022. An additional non-refundable deposit of $500,000 was paid on June 6, 2022. With this payment, the first deposit became non-refundable. See Note 2.

The Closing Date of the purchase of the Property shall occur no later than August 31, 2022, or at such time as the parties agree. The Company may assign the Agreement to an affiliate of the Company no later than five days prior to the Closing Date, as long as the Company is not released of its obligations under the Agreement and the Company is responsible for any associated costs. See Note 12.

NOTE 4 – FIXED ASSETS

The Company has fixed assets related to computer and equipment, furniture and fixtures, leasehold improvements, operating / shop equipment and transportation equipment. The depreciation of the equipment is over a three-year period. As of June 30, 2022, and December 31, 2021, the Company had fixed assets, net of accumulated depreciation, of $74,154 and $71,036, respectively. The fixed assets are as follows:

	June 30,	December 31,
	2022	2021
Computer and equipment	$157,686	$148,893
Furniture and fixtures	17,331	17,331
Leasehold improvements	162,840	234,835
Operating / shop equipment	264,242	185,128
Transportation equipment	36,991	36,991
Total fixed assets	639,090	623,178
Less: Accumulated depreciation	564,936	552,142
Total fixed assets, net	$74,154	$71,036

Depreciation for the six months ended June 30, 2022, and 2021 was $12,794 and $13,146, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill related to the acquisition of Altitude International Holdings, Inc. As of June 30, 2022, and December 31, 2021, the Company had goodwill of $29,659,798 and $29,493,398, respectively.

The Company has intangible assets related to the license agreement between Altitude International, Inc. and Sporting Edge. The Company is amortizing this intangible asset over a period of ten years. As of June 30, 2022, and December 31, 2021, the intangible assets were $272,500 and $287,500, respectively. For the six months ended June 30, 2022, and 2021, the Company recorded amortization expense for intangible assets of $15,000 and $0, respectively.

The future amortization of the license agreement is as follows:

2022	$15,000
2023	30,000
2024	30,000
2025	30,000
2026	30,000
Thereafter	137,500
Total	$272,500

NOTE 6 – NOTES PAYABLE

	June 30, 2022			December 31, 2021
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
SBA EIDL	$149,169	$-	$149,169	$149,169	$-	$149,169
FVPO Funds	-	-	-	91,758	20,574	112,332
Grand Slam	419,560	-	419,560	434,560	-	434,560
FVPO Funds (a)	3,250,000	-	3,250,000	500,000	-	500,000
SBA EIDL	113,400	-	113,400	113,400	-	113,400
SBA	100,000	-	100,000	-	-	-
Subtotal	4,032,129	-	4,032,129	1,288,887	20,574	1,309,461
Debt Discounts (a)	(580,922)	-	(580,922)	-	-	-
Total	$3,451,207	$-	$3,451,207	$1,288,887	$20,574	$1,309,461

On May 5, 2020, the Company received $20,800 in the form of a loan through the CARES Act Paycheck Protection Program. The balance on June 30, 2022 and December 31, 2021 was $20,800 and $20,800, respectively.

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

On October 31, 2011, ITA entered into a Promissory Loan (the “Loan Note”) with Grand Slam Partners (“Grand Slam”), which provides for a loan of $735,714. Beginning on December 31, 2012, and on or before December 31st thereafter until the loan note is paid in full, ITA shall pay an annual lump sum payment at the conclusion of each calendar year equal to the greater of 25% of net profits of the corresponding calendar year or $30,000 (“Scheduled Annual Payment”). The Loan Note may be prepaid at any time prior to maturity with no prepayment penalties. As of June 30, 2022 and December 30, 2021, the balances of the loan note payable were $419,560 and $434,560, respectively.

On May 27, 2020, and August 25, 2020, ITA and NVL received unsecured loans from the Small Business Administration (“SBA”) of $149,900 and $113,400, respectively. These 2020 SBA loans bear interest at 3.75% per annum and are payable over 30 years with all payments of principal and interest deferred for the first twelve months. Substantially all of the assets of the Company are pledged as security for this loan. The balances on June 30, 2022, and December 31, 2021, was $149,169 and $113,400, respectively, for both periods. These notes are secured by substantially all assets of ITA and NVL.

On December 20, 2021, Trident Water and Altitude International Holdings, Inc. entered into an unsecured Loan Agreement with FVP Servicing, LLC for $500,000. The loan matures on December 20, 2023, and bears interest of 12%. The balance as of December 31, 2021, was $500,000. The loan is secured by the assets of Trident Water and Altitude International Holdings, Inc. and guaranteed by all entities of the Company. On February 8, 2022, the Company entered into a First Amendment to Loan Agreement for an additional incremental advance of $100,000. On April 29, 2022, the Company executed a Second Amendment to Loan Agreement with Feenix. This amendment relates to the Feenix loan dated December 20, 2021. The amendment provided the Company $2,650,000. As of June 30, 2022, and December 31, 2021, the balances were $3,250,000 and $500,000, respectively. See Note 9.

In the acquisition of Soccer America (see Note 3), the Company assumed the SBA loan dated June 15, 2020, with a balance of $100,000. The promissory note requires monthly payments of $641. The promissory note matures on June 15, 2050, and bears interest of 2.75%. The promissory note is secured by the assets of Soccer America. As of June 30, 2022, the balance was $100,000.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

On June 27, 2017, Altitude entered a license agreement with Sporting Edge UK. Sporting Edge UK is the sole and exclusive owner of and has the right to license to the licensee the ability to manufacture and sell rights to the full range of membrane-based systems for the production of reduced oxygen environments and associated services as well as the use of patents and trademarks held by Sporting Edge UK or Vincent.

On January 24, 2019, Altitude and Sporting Edge UK entered into a Revised Licensing Agreement that grants a license to Altitude to use Sporting Edge UK’s proprietary technology related to properly engineered, membrane-based designs for simulated altitude training equipment. The annual license fee under the revised agreement is $1.00 per year. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers. Altitude has the licensing rights to use all technology to manufacture the products and to sell them (directly or through distributors) in the following territories:

●	The Continent of North America, Central America and South America.

●	Other territories as may be agreed upon from time to time, on a temporary or permanent basis.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2022, the Company compensated Gregory Breunich and Gabriel Jaramillo collectively $180,000, which was paid to their company, Trans World Performance LLC.

For the six months ended June 30, 2022, the Company compensated Gregory Breunich $20,000 in addition to the above compensation.

The above balances were paid during the period ended June 30, 2022. The payments are reflected in professional fees on the statement of operations for the six months ended June 30, 2022.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value. Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

On July 21, 2021, the Company filed a Certificate of Designation for Series A Preferred Stock. The Series A Preferred Stock shares vote together with the common stock and have voting rights equal to 0.019607 multiplied by the total issued and outstanding shares of common stock eligible (the “Numerator”) to vote at the time of the respective vote divided by 0.49 minus the Numerator. As of December 31, 2021, with 358,070,905 shares of common stock outstanding, the 51 shares of Series A Preferred Stock would have 369,547,734 votes per share of Series A Preferred Stock.

On July 23, 2021, the Company issued 51 shares of preferred stock to Gregory Breunich as part of the July 23, 2021 agreement between the Company and BHI.

As of June 30, 2022, and December 31, 2021, the Company had 51 shares of preferred stock and 51 shares of preferred stock issued and outstanding, respectively.

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

On April 29, 2022, as part of the financing with Feenix (see Note 6), the Company issued Feenix 16,363,636 shares of common stock as a loan discount.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

There are currently no stock options currently issued and outstanding under the 2017 Plan, as all 250,000 remaining stock options issued and outstanding were exercised on February 8, 2021.

NOTE 10 – INCOME TAXES

As of June 30, 2022, the Company has net operating loss carry forwards of $504,804 that $254,336 may be available to reduce future years’ taxable income through 2041. In 2020, there were no tax impacts as Breunich Holdings, Inc. was taxed as a limited liability company. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2021 and 2020), as follows:

	June 30,	December 31,
	2022	2021
Tax expense (benefit) at the statutory rate	$(202,301)	$(205,425)
State income taxes, net of federal income tax benefit	(48,167)	(48,911)
Change in valuation allowance	250,468	254,336
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2021 and 2020 remains for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at June 30, 2022, and December 31, 2021, are as follows:

	June 30,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$504,804	$254,336
Timing differences	-	-
Total gross deferred tax assets	504,804	254,336
Less: Deferred tax asset valuation allowance	(504,804)	(254,336)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2022 and 2021 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $504,804 and $254,336 as of June 30, 2022, and December 31, 2021, respectively. Due to the transaction between the Company and BHI, which resulted in a change of control, net operating loss carryforwards prior to the transaction may not be usable for the future.

NOTE 11 – REVENUE CLASSES

The Company has six distinct revenue streams: altitude chambers, tuition-based sports academies, hosting events, membership fees, uniform sales and atmospheric water generators. Selected financial information for the Company’s operating revenue classes are as follows:

	For the Six	For the Six
	Months ended	Months ended
	June 30, 2022	June 30, 2021
Revenues:
Altitude chambers	$420,913	$-
Tuition-based sports academies	3,250,660	3,277,555
Hosting events	737,393	-
Uniform sales	71,730	-
Membership fees	202,497	-
Atmospheric water generators	98,745	298,424
Total	$4,781,938	$3,575,979

NOTE 12 – SUBSEQUENT EVENTS

On July 27, 2022, the Company executed a Third Addendum to Purchase and Sale Agreement (the “Addendum”) with Sandpiper Resort Properties, Inc. and Holiday Village of Sandpiper, Inc. (collectively, “Sandpiper”), modifying that certain Purchase and Sale Agreement effective as of April 25, 2022 (the “Agreement”) for the purchase by the Company of property in Port Saint Lucie, Florida (the “Property”). See Note 3. The Property being sold is the Property on which the Company’s facilities are currently located and where the Company currently operates and includes approximately 216 acres and approximately 3,000 feet of waterfront property.

Under the terms of the Addendum, the Agreement is modified such that the Company shall pay a Third Deposit of $250,000 to Sandpiper by July 29, 2022. The Company’s total deposit shall then be $1,250,000. Additionally, the parties have agreed that the Closing Date shall be August 31, 2022.

Further, section 12.12.2 and 12.12.3 of the Agreement, discussing Material Loss and Nonmaterial Loss respectively, are amended by the Addendum. Section 12.12.2 is changed such that if the Casualty Renovation Cost exceeds $250,000 and either party elects not to pay the excess then either party may terminate the Agreement by Notice delivered to the other party, in which case the deposit shall be returned to the Company. Pursuant to the amended 12.12.3 section, if the Casualty Renovation Cost is less than or equal to $250,000, neither party shall have any right to terminate the Agreement.

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

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgment of our management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 10-K and 10-Q.

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

Recent Developments

Purchase Agreement

On April 27, 2022, the Company entered into a purchase and sale agreement (the “Purchase Agreement”) by and among the Company, Sandpiper Resort Properties, Inc. (“SRP”) and Holiday Village of Sandpiper, Inc. (“HVS”, and together with SRP, the “Sellers”), whereby the Company agreed to purchase Sellers’ real estate property in Port Saint Lucie, Florida (the “Property”). The Property being sold in the Purchase Agreement is the Property on which the Company’s facilities are currently located and where the Company currently operates and includes approximately 216 acres and approximately 3,000 feet of waterfront property.

The purchase price for the Property is $55,000,000, with an initial deposit of $500,000 due within five business days of the execution of the Purchase Agreement. This deposit was delivered by the Company on May 2, 2022. The Company has until May 31, 2022 to complete its due diligence on the Property, until which time it can terminate the Purchase Agreement or elect to proceed to a closing. If the Company elects to proceed to a closing, an additional nonrefundable deposit of $500,000 is due within five days following the expiration of the due diligence period.

On May 31, 2022, the Company executed a First Addendum to Purchase and Sale Agreement (the “Addendum”) with Sandpiper, acknowledging the deposit became nonrefundable and allowing an extension of the Closing until July 29, 2022, if elected.

On June 20, 2022, the Company’s second deposit in the amount of $500,000 to Sandpiper Resort Properties, Inc. and Holiday Village of Sandpiper, Inc. (collectively, “Sandpiper”), delivered according to the terms of that certain Purchase and Sale Agreement effective as of April 25, 2022 (the “Agreement”) for the purchase by the Company of property in Port Saint Lucie, Florida (the “Property”), became nonrefundable except in certain circumstances. The first deposit of $500,000 and the second deposit shall be applied to the Purchase Price of the Property upon closing and is nonrefundable to the Company except in the event of a default by Sandpiper of its obligations under the Agreement that is not cured within any applicable cure period provided in the Agreement or as otherwise specifically provided in this Agreement.

On July 27, 2022, the Company executed a Third Addendum to Purchase and Sale Agreement (the “Addendum”) with Sandpiper Resort Properties, Inc. and Holiday Village of Sandpiper, Inc. (collectively, “Sandpiper”), modifying that certain Purchase and Sale Agreement effective as of April 25, 2022 (the “Agreement”) for the purchase by the Company of property in Port Saint Lucie, Florida (the “Property”). The Property being sold is the Property on which the Company’s facilities are currently located and where the Company currently operates and includes approximately 216 acres and approximately 3,000 feet of waterfront property.

Under the terms of the Addendum, the Agreement is modified such that the Company shall pay a Third Deposit of $250,000 to Sandpiper by July 29, 2022. The Company’s total deposit shall then be $1,250,000. Additionally, the parties have agreed that the Closing Date shall be August 31, 2022.

Further, section 12.12.2 and 12.12.3 of the Agreement, discussing Material Loss and Nonmaterial Loss respectively, are amended by the Addendum. Section 12.12.2 is changed such that if the Casualty Renovation Cost exceeds $250,000 and either party elects not to pay the excess then either party may terminate the Agreement by Notice delivered to the other party, in which case the deposit shall be returned to the Company. Pursuant to the amended 12.12.3 section, if the Casualty Renovation Cost is less than or equal to $250,000, neither party shall have any right to terminate the Agreement.

Bridge Loan

On April 29, 2022, the Company and its wholly owned subsidiary, Trident Water, LLC, entered into a Second Amendment to Loan Agreement (the “Amended Loan Agreement”) with FVP Servicing, LLC, a Delaware limited liability company (“FVP”). The Amended Loan Agreement amends that certain loan agreement dated as of December 20, 2022, as amended on February 8, 2022 between the Company and FVP.

Under the terms of the Amended Loan Agreement, the Company received an increase to the amount of the loan from FVP in an incremental advance in the amount of $2,650,000 in the form of a promissory note (the “FVP Note”) secured by the assets of the Company and its wholly owned subsidiaries and guaranteed by the Company and its subsidiaries. The Amended Loan Agreement combines all amounts previously advanced under the FVP loan agreements and amends the principal amount of the FVP Note to $3,250,000. The FVP Note bears interest at eight percent (8%) per annum and the maturity date of the note is April 22, 2023. The Company will pay FVP interest-only payments monthly for the duration of the term.

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

Results of Operations

For the three months ended June 30, 2022, compared to the three months ended June 30, 2021

Revenue

The Company had revenue of $2,660,202 for the three months ended June 30, 2022, compared to $1,670,640 for the comparable period in 2021. The increase in 2022 compared to 2021 is due to 2021 being impacted by COVID-19 restrictions whereas 2022 reflects the rebound in the tuition business as the Company works its way out of the impact of COVID-19. Additionally, the acquisition of Soccer Partners (“Rush Soccer”) on March 7, 2022 provided $773,950 for the three months ended June 30, 2022.

Direct Costs of Revenue

The Company had direct costs of revenue of $1,680,992 for the three months ended June 30, 2022, compared to $1,162,804 for the comparable period in 2021. In 2021, direct costs of revenue were at a higher percentage of sales, compared to the same period in 2022. In 2022 the Company was able to reduce the expenses related to sales due to a renegotiated contract. Additionally, the acquisition of Rush Soccer added approximately $774,000 for the three months ended June 30, 2022.

Operating Expenses

The Company had operating expenses of $3,396,320 for the three months ended June 30, 2022, compared to $1,786,785 for the three months ended June 30, 2021. The increase was primarily due to professional fees ($220,182 for the three months ended June 30, 2022, compared to $108,681 for the same period in 2021) and salary and related expenses ($1,103,576 for the three months ended June 30, 2022, compared to $223,681 for the same period in 2021). The operating expenses for the three months ended June 30, 2022 are comprised of the following: direct costs of revenue, $1,680,992, professional fees, $220,182, salary and related expenses, $1,103,576, stock-based compensation, $409, marketing expense, $97,373, rent expense, $57,183, and other general and administrative, $236,606. Additionally, the acquisition of Rush Soccer added approximately $359,000 for the three months ended June 30, 2022.

Net Income (Loss)

The Company had a net loss of $911,806 for the three months ended June 30, 2022, compared to net income of $124,542 for the three months ended June 30, 2021.

For the six months ended June 30, 2022, compared to the six months ended June 30, 2021

Revenue

The Company had revenue of $4,781,938 for the six months ended June 30, 2022, compared to $3,575,979 for the comparable period in 2021. The increase in 2022 compared to 2021 is due to 2021 being impacted by COVID-19 restrictions whereas 2022 reflects the rebound in the tuition business as the Company works its way out of the impact of COVID-19. Additionally, the acquisition of Soccer Partners (“Rush Soccer”) on March 7, 2022 provided approximately $1,012,000 for the six months ended June 30, 2022.

Direct Costs of Revenue

The Company had direct costs of revenue of $2,376,997 for the six months ended June 30, 2022, compared to $1,964,315 for the comparable period in 2021. In 2021, direct costs of revenue were at a higher percentage of sales, compared to the same period in 2022. In 2022 the Company was able to reduce the expenses related to sales due to a renegotiated contract. Additionally, the acquisition of Rush Soccer added approximately $699,000 for the six months ended June 30, 2022.

Operating Expenses

The Company had operating expenses of $5,806,369 for the six months ended June 30, 2022, compared to $3,664,026 for the six months ended June 30, 2021. The increase was primarily due to stock-based compensation ($86,309 for the six months ended June 30, 2022, compared to $0 for the same period in 2021), professional fees ($536,330 for the six months ended June 30, 2022, compared to $162,047 for the same period in 2021), and marketing expense ($145,687 for the six months ended June 30, 2022, compared to $80,888 for the same period in 2021). The operating expenses for the six months ended June 30, 2022 are comprised of the following: direct costs of revenue, $2,376,997, professional fees, $536,330, salary and related expenses, $1,821,671, stock-based compensation, $86,309, marketing expense, $145,687, rent expense, $223,673, and other general and administrative, $615,703. Additionally, the acquisition of Rush Soccer added approximately $486,000 for the six months ended June 30, 2022.

Net Income (Loss)

The Company had a net loss of $1,216,089 for the six months ended June 30, 2022, compared to $105,912 for the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash and cash equivalents of $1,699,450. We do not have sufficient resources to effectuate our business. We expect to incur expenses offset by revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $1,025,539 for the six months ended June 30, 2022 compared to $1,284,820 for the same period in 2021.

We provided cash from investing for financing activities of $78,807 for the six months ended June 30, 2022 compared to $139,976 for the same period in 2021.

We had cash provided by financing activities for the six months ended June 30, 2022, of $2,223,017 compared to $1,673,155 for the same period in 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information that it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

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

Limitations on the Effectiveness of Controls

The Company’s officers do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been a significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. With the acquisition of Breunich Holdings, Inc., the Company now has a staffed accounting department with a separation of duties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2022, the Company issued 12,500 shares of common stock to its legal counsel for services rendered to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On April 29, 2022, the Company issued 16,363,636 shares of common stock to Feenix as part of financing. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.1	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.2	Articles of Incorporation of Altitude International (incorporated by reference to the Form 8-K filed by the Company on July 3, 2017).
3.1.3	Amended Articles of Incorporation dated June 4, 2018 (incorporated by reference to the Form 10-K filed by the Company on March 30, 2021).
3.1.4	Amended Articles of Incorporation dated August 21, 2020 (incorporated by reference to the Form 10-K filed by the Company on March 30, 2021).
3.1.5	Amended Articles of Incorporation dated February 10, 2021(incorporated by reference to the Form 10-K filed by the Company on March 30, 2021).
3.1.6	Certificate of Amendment for Series A Preferred Stock dated July 21, 2021. (incorporated by reference from the Form 8-K filed by the Company on July 27, 2021).
10.1	Share Exchange Agreement (incorporated by reference from the Form 8-K filed by the Company on July 3, 2017).
10.2	Revised and Restated Licensing Agreement (incorporated by reference from the Form 8-K filed by the Company on January 28, 2019).
10.3	Proposal for Services with Orlando Magic Ltd. dated February 17, 2021 (incorporated by reference from the Form 8-K filed by the Company on February 23, 2021).
10.4	Share Exchange Agreement with Breunich Holdings, Inc. (incorporated by reference from the Form 8-K filed by the Company on July 7, 2021).
10.5	Loan Agreement with FVP Servicing, LLC (incorporated by reference from the Form 8-K filed by the Company on December 27, 2021).
10.6	Security Agreement in favor of FVP Servicing, LLC (incorporated by reference from the Form 8-K filed by the Company on December 27, 2021).
10.7	Payment Guaranty (incorporated by reference from the Form 8-K filed by the Company on December 27, 2021).
10.8	Consulting, Management and License Agreement by and among Altitude International Holdings, Inc, CMA Soccer, LLC and Soccer Partners America, dated March 7, 2022 (incorporated by reference from the Form 8-K filed by the Company on March 9, 2022).
10.9*	Purchase and Sale Agreement executed on April 27, 2022, and dated April 25, 2022 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 3, 2022).
10.10

Second Amendment to Loan Agreement with FVP Servicing, LLC and Amended and Restated Note (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 5, 2022).

10.11	First Addendum to Purchase and Sale Agreement dated May 31, 2022 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on June 2, 2022).
16.1	Letter Re: Change in Certifying Accountant (incorporated by reference from the Form 8-K filed by the Company on January 19, 2022),
99.1

Audited financial statements of Soccer Partners America as of and for year ended June 30, 2021 with the related notes to the financial statements (incorporated herein by reference to Exhibit 99.1 to Current Report on Form 8-K filed by the Company on May 19, 2022).

99.2

Unaudited condensed financial statements of Soccer Partners America as of March 31, 2022 and for the nine months ended March 31, 2022 and 2021, together with the related notes to the unaudited condensed financial statements (incorporated herein by reference to Exhibit 99.2 to Current Report on Form 8-K filed by the Company on May 19, 2022).

99.3	Unaudited pro-forma combined financial statements of Altitude International Holdings, Inc. and Soccer Partners America for the three months ended March 31, 2022 and 2021 and the years ended December 31, 2021 and 2020 (incorporated herein by reference to Exhibit 99.3 to Current Report on Form 8-K filed by the Company on May 19, 2022).
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document *
101 SCH	Inline XBRL Taxonomy Extension Schema Document *
101 CAL	Inline XBRL Taxonomy Calculation Linkbase Document *
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101 LAB	Inline XBRL Taxonomy Labels Linkbase Document *
101 PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Gregory Breunich	Principal Executive Officer and Principal Financial and Accounting Officer	July 29, 2022
Gregory Breunich

