Form 10-Q
period 2022-09-30
ALTITUDE INTERNATIONAL HOLDINGS, INC.
filed 2022-10-31
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 492,176,843 shares issued, issuable, and outstanding as of October 31, 2022.

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(UNAUDITED)

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$2,148,417	$423,165
Accounts receivable, net	821,827	91,520
Inventory	271,884	161,235
Prepaid expense	685,671	88,134
Deferred offering costs	197,500
Other current assets	800	-
Total current assets	4,126,099	764,054

Land	28,200,000	-
Fixed assets, net	30,396,674	71,036
Construction-in-process	1,123,413	-
Intangible assets, net	265,000	287,500
Cash, restricted	10,190,888	-
Franchise fees	101,100	-
Deposits	161,147	-
Goodwill	29,660,232	29,493,398

Total assets	$104,224,553	$30,615,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, net of discounts	$2,948,284	$-
Accounts payable and accrued expenses	1,986,612	436,896
Stockholders’ advance	36,211	36,211
PPP loan	-	20,800
Loan payable	448,321	-
Hotel financing, current	4,400,000	-
Deferred revenue	2,364,388	1,388,126
Total current liabilities	12,183,816	1,882,033

Non-current liabilities
Other non-current liability	380,000	-
Hotel financing, non-current	50,222,517	-
Notes payable, net of discounts	11,200,042	-
Notes payable, net of current portion	775,206	1,288,887
Total non-current liabilities	62,577,765	1,288,887
Total liabilities	74,761,581	3,170,920

Commitments and contingencies - Note 8	-	-

Stockholders’ equity
Preferred stock - no par value, 5,000,000 shares authorized, 51 and 51 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common stock - no par value, 600,000,000 shares authorized, 492,239,343 and 358,070,905 shares issued, issuable, and outstanding at September 30, 2022 and December 31, 2021, respectively	34,659,879	30,362,949
Accumulated deficit	(5,196,907)	(2,917,881)
Total stockholders’ equity	29,462,972	27,445,068
Total liabilities and stockholders’ equity	$104,224,553	$30,615,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$2,929,659	$1,946,520	$7,711,597	$5,522,499

Operating expenses
Direct costs of revenue	1,067,091	958,214	3,444,088	2,922,529
Professional fees	191,555	313,863	727,885	475,910
Salary and related expenses	1,107,602	376,123	2,929,273	1,123,565
Stock-based compensation	136,500	3,063,185	222,809	3,063,185
Marketing expense	113,589	102,281	259,276	183,169
Rent expense	125,547	(21,540)	349,220	185,902
Depreciation and amortization expense	80,389	(9,630)	108,183	3,516
Other general and administrative expenses	685,441	414,456	1,273,349	903,202
Total operating expenses	3,507,714	5,196,952	9,314,083	8,860,978

Loss from operations	(578,055)	(3,250,432)	(1,602,486)	(3,338,480)

Other income (expenses)
Gain on settlement of debt	-	-	-	41,254
Gain on forgiveness of PPP loans	20,800	-	20,800	-
Impairment expense	-	-	-	(978,795)
Amortization of debt discount	(310,886)	-	(432,072)	-
Interest expense	(194,796)	(1,779)	(265,268)	(5,770)
Total other income (expenses)	(484,882)	(1,779)	(676,540)	(943,311)

Net loss	$(1,062,937)	$(3,252,211)	$(2,279,026)	$(4,281,791)

Earnings per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares of common stock - basic and fully diluted	417,015,842	281,000,854	386,465,519	132,448,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

September 30, 2022 and 2021

(unaudited)

						Members’
	Preferred Stock		Common Stock		Additional	Deficit and	Non-controlling
		No		No	Paid in	BHI Common	Members’	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Stock	Deficit	Deficit	Total

Balance, December 31, 2020	-	$-	51,487,764	$3,091,136	$(1,270,366)	$(1,981,343)	$(44,454)	$(2,144,876)	$(2,349,903)
Net loss for the period ended March 31, 2021	-	-	-	-	-	-	-	(905,038)	(905,038)
Balance, March 31, 2021	-	-	51,487,764	3,091,136	(1,270,366)	(1,981,343)	(44,454)	(3,049,914)	(3,254,941)
Net loss for the period ended June 30, 2021	-	-	-	-	-	-	-	(124,542)	(124,542)
Balance, June 30, 2021	-	-	51,487,764	3,091,136	(1,270,366)	(1,981,343)	(44,454)	(3,174,456)	(3,379,483)
Issuance of common stock for services	-	-	7,127,500	2,953,985	-	-	-	-	2,953,985
Conversion of debt to common stock	-	-	181,417	87,080	-	-	-	-	87,080
Options exercised into common stock	-	-	250,000	19,250	-	-	-	-	19,250
Acquisition of BHI	51	-	295,986,724	29,599	98,888,278	1,981,343	44,454	-	100,943,674
Net loss for the period ended September 30, 2021	-	-	-	-	-	-	-	(3,252,211)	(3,252,211)
Balance, September 30, 2021	51	$-	355,033,405	$6,181,050	$97,617,912	$-	$-	$(6,426,667)	$97,372,295

Balance, December 31, 2021	51	$-	358,070,905	$30,362,949	$-	$-	$-	$(2,917,881)	$27,445,068
Issuance of common stock for acquisition	-	-	10,000,000	531,096	-	-	-	-	531,096
Issuance of common stock for services	-	-	1,537,500	85,900	-	-	-	-	85,900
Net loss for the period ended March 31, 2022	-	-	-	-	-	-	-	(304,283)	(304,283)
Balance, March 31, 2022	51	-	369,608,405	30,979,945	-	-	-	(3,222,164)	27,757,781
Issuance of common stock for services	-	-	12,500	409	-	-	-	-	409
Issuance of common stock as debt discount to loan	-	-	16,363,636	451,636	-	-	-	-	451,636
Net loss for the period ended June 30, 2022	-	-	-	-	-	-	-	(911,806)	(911,806)
Balance, June 30, 2022	51	-	385,984,541	31,431,990	-	-	-	(4,133,970)	27,298,020
Issuance of common stock for services	-	-	3,500,000	136,500	-	-	-	-	136,500
Issuance of common stock for financing	-	-	102,754,802	3,091,389	-	-	-	-	3,091,389
Net loss for the period ended September 30, 2022	-	-	-	-	-	-	-	(1,062,937)	(1,062,937)
Balance, September 30, 2022	51	$-	492,239,343	$34,659,879	$-	$-	$-	$(5,196,907)	$29,462,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months ended September 30,

(unaudited)

Cash flows from operating activities:
Net loss	$(2,279,026)	$(4,281,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	108,183	22,633
Amortization of debt discount	432,072	-
Stock-based compensation	222,809	3,063,185
Bad debt expense	45,254	-
Gain on settlement of debt	-	(41,254)
Forgiveness of PPP loan	(20,800)	-
Impairment expense	-	978,795
Change in assets and liabilities:
Accounts receivable	(775,561)	(255,417)
Inventory	(110,649)	(165,105)
Prepaid expense	(597,538)	34,107
Franchise fees	(101,100)	-
Deposits	(161,147)	-
Accounts payable and accrued expenses	1,925,932	49,328
Accounts payable and accrued expenses - related party	-	(113,422)
Deferred revenue	756,345	(7,631)
Net cash used in operating activities	(555,225)	(716,572)

Cash flows provided by (used in) investing activities:
Acquisition of Rush Soccer, net of cash acquired	1,216,126	-
Construction in progress	(1,123,413)	-
Purchase of fixed assets	(439,419)	-
Net cash used in investing activities	(346,706)	-

Cash flows from financing activities:
Proceeds from notes payable	13,595,372	-
Proceeds from stock options exercised	-	19,250
Proceeds from loans	-	957,283
Repayment of notes payable to related parties	-	(69,200)
Repayment of financing	(377,482)	-
Deferred offering costs	(197,500)	-
Repayment of notes payable	(202,319)	-
Net cash provided by financing activities	12,818,071	907,333

Net increase in cash and restricted cash	11,916,140	190,761

Cash at beginning of period	423,165	134,003

Cash and restricted cash at end of period	$12,339,305	$324,764

Cash paid for interest	$270,963	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for financing	$5,527,089	$-

Conversion of related party debt to common stock	$-	$90,708
Fixed assets acquired through financing	$58,921,902	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

Company Background

Altitude International Holdings, Inc. (f/k/a Altitude International, Inc. or “Altitude-NY,” now referred to as the “Company,” “we,” “us,” “our,” or “Altitude”), was incorporated in the State of New York on July 13, 1994 as “Titan Computer Services, Inc.” On August 21, 2020, the Company filed with the State of New York to change its name from Altitude International, Inc. to Altitude International Holdings, Inc.

On June 27, 2017, the Company successfully closed a Share Exchange transaction (the “Share Exchange”) with the shareholders of Altitude International, Inc. (“Altitude International”), a Wisconsin corporation. Altitude International was incorporated on May 18, 2017, under the laws of the state of Wisconsin and has been operating as a wholly owned subsidiary of Altitude since the Share Exchange. Altitude International operates through Northern, Central, and South America sales to execute the current business plan of athletic training industry, specifically altitude training. Our objective is to be recognized as one of the upper tier specialty altitude training equipment providers in the Americas.

On April 24, 2020, the Company formed a wholly owned subsidiary in Wisconsin called “Altitude Sports Management Corp.,” which has no activity to date.

On July 6, 2021, Altitude entered into a Share Exchange Agreement (the “Agreement”) with Breunich Holdings, Inc., a Delaware entity (“BHI”). For financial reporting purposes, the acquisition of BHI and the change of control in connection with the acquisition represented a “reverse merger” and BHI is deemed to be the accounting acquirer in the transaction. BHI is the acquirer for financial reporting purposes, and the Company (Altitude International Holdings, Inc.) is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the acquisition are those of BHI.

Pursuant to the terms of the Agreement, the Company agreed to issue 295,986,724 shares of its common stock to the shareholders of BHI in exchange for 100% ownership of BHI. The Company also agreed to issue 51 shares of its Series A preferred stock to Gregory Breunich, CEO and primary owner of BHI, as part of the agreement.

Following the closing of the Agreement, BHI is a wholly owned subsidiary of the Company, with each of its subsidiaries operating as wholly owned subsidiaries. The Company is a holding company comprised of multiple scalable related revenue streams that together create a vertically integrated high-performance sports, education, and technology group. Our mission is to redefine and revolutionize athletic preparation and training.

On July 26, 2022, the Company formed Altitude Hospitality LLC which was formed for the operations of the hotel resort acquired on September 2, 2022.

On July 28, 2022, the Company formed Rush Education LLC. On August 26, 2022, Rush Education registered as a foreign corporation in Hawaii. The Company projects Rush Education being operated in various states.

We operate through the following 12 wholly owned subsidiaries: BHI, Altitude International, Inc., a Wisconsin corporation (“Altitude Chambers”), Altitude Hospitality LLC (“Altitude Hospitality”), Florida limited liability company, Rush Education LLC (“Rush Education”), a Florida limited liability company, Altitude Sports Management Corp., a Wisconsin corporation (“Altitude Sports Management Corp.”), ITA-USA Enterprise, LLC, a Florida limited liability company (“Altitude Academies”), CMA Soccer, LLC, a Florida limited liability company (“CMAS”), Trident Water, LLC, a Florida limited liability company (“Altitude Water”), Altitude Wellness, LLC, a Florida limited liability company (“Altitude Wellness”), NVL Academy, LLC, a Florida limited liability company (“Altitude Volleyball”), North Miami Beach Academy LLC, a Florida limited liability company (“NMBA”), Six Log Cleaning & Sanitizing LLC, a Florida limited liability company (“SLCS”), and Altitude Online, LLC, a Florida limited liability company (“Altitude Online”).

Nature of Operations

Altitude is a holding company focused on a people-first, global wellness group through its operating subsidiaries which are comprised of multiple scalable related revenue streams that together create a vertically integrated high-performance sports, education, and technology group. Our mission is to redefine and revolutionize athletic preparation and training while providing relief, opportunity, and wellness to those that need it the most. Additionally, through the September 2, 2022 acquisition of Sandpiper Bay Resort, now a Trademark Collection® by Wyndham, the Company is utilizing the opportunity with an all-inclusive hotel resort in Port St. Lucie, Florida to diversify its operations. This previously owned Club Med resort has been the headquarters and training site for the Company’s academies for approximately 12 years. Sandpiper Bay Resort is expected to provide a significant revenue stream and additional customers to the academies.

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

The unaudited condensed consolidated financial statements of the Company for the nine month periods ended September 30, 2022, and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments unless otherwise indicated), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022. These financial statements should be read in conjunction with that report.

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

CMA Soccer LLC, doing business as Altitude Soccer, the soccer division of Club Med Academies, hosts student-athletes from multiple nations worldwide like all other Club Med Academy sports. CMAS utilizes highly specialized training methodologies blending all of the critical elements required to build an elite-level player. Those who attend participate in a 10 hour per day regimen of soccer and academics. CMAS is a college and professional bound program placing its graduates in colleges throughout the United States and even some in the professional ranks throughout Europe, South America, and the USA. Rush Soccer is a nationally competitive youth soccer club network that administers boys’ and girls’ teams internationally with proprietary training methodology, documentation, and materials, technologies and platforms, and a database of individuals.

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

North Miami Beach Academy LLC, a local park operation with the City of North Miami Beach, provides junior, adult, and family programming for the city residents. In addition to the local park deliverables, NMBA operates a non-boarding tennis and academic academy. The operation has an additional location at the Florida International University on the Bay Biscayne campus.

Six Log Cleaning & Sanitizing, LLC provides a wide variety of services to its corporate customers, including but not limited to: general office cleaning, carpet cleaning, window cleaning, and other janitorial protocols. Fogging to prevent and protect against exposure to various bacteria, fungi, and viruses is another Six Log offering.

Altitude International, Inc. manufactures air separation systems and chambers to regulate oxygen, carbon dioxide, humidity and temperature levels in Altitude’s hypoxic chamber training environments. Altitude’s chambers simulate altitudes from 0-39,000 feet, ideal for athletic training. Altitude’s chambers are currently utilized by the National Football League (“NFL,” the Miami Dolphins) and one university (Tulane University) sports teams to train and develop their athletes. An Altitude chamber was installed in 2022 for a National Basketball Association (“NBA,” Orlando Magic).

Altitude Wellness LLC is our high-performance wellness reoccurring revenue model designed to augment Altitude Chamber sales offering various experiences that enhance your overall fitness and well-being. Multiple modalities ranging from altitude chambers, cryo chambers, ozone chambers, IV therapy, infrared sauna, and neurofeedback are just a few of the treatments that will be available. The Altitude Wellness Experience will be a combination of a hundred little things that make each member feel special. The highly trained staff will include nurses, dietitians, trainers, therapists, and health specialists. Each will know the patient by name and be familiar with their profile, which will be completed on the app and available to the Experience Specialists upon each check-in. As of September 30, 2022, Altitude Wellness is not operating.

Altitude Online Learning LLC was established in 2021 to support and address the global demand for distance learning. This is a natural extension of our existing brick-and-mortar academic operations. Through our corporation system status, Altitude Online Learning is fully accredited. The economics of an online distance school presents a significant potential opportunity. Now students from around the world will have the opportunity to earn an American diploma in their home countries while attending Altitude Online Learning.

Altitude Sports Management Corp. has not been defined for its use as of September 30, 2022.

Altitude Hospitality LLC was established in 2022 to be the operations for the hotel resort acquired on September 2, 2022. The hotel resort operates under the name “Sandpiper Bay Resort, a Trademark Collection® by Wyndham. The hotel resort is a 216-acre 335 room resort with amenities for various sports, a golf course and a marina. The hotel resort is also the corporate office for the Company and the various sports academies run by the Company operate from this location.

Rush Education LLC was established in 2022 to house all of Rush’s club operations and to bring the Altitude Academies training and education model to the network of Rush Soccer clubs delivering sport and academic training throughout the day. The Altitude Rush relationship was developed to fulfil Altitude’s initiative to consolidating soccer clubs in the United States. The business brings academics together with elite soccer training, creating a comprehensive high-performance environment for all of its students. Blended learning gives student-athletes the opportunity to focus on their sport and education in a block-style schedule that provides greater opportunity to achieve their best. This concept has been in practice for 35 years and can be credited for the college placement of thousands of student-athletes, on athletic and academic scholarships, to every type of high-level form of education available – NCAA: DI, II, and III, NAIA, Junior College, etc. Rush Education is different from most schools. because of its custom individualized approach to blending soccer and academic training on a daily basis at the club.

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On September 30, 2022, we had $2,148,417 in cash. Our net losses incurred for the nine months ended September 30, 2022 were $2,279,026 and the working capital deficit was $8,057,715 on September 30, 2022. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying financial statements have been prepared assuming that the Company will continues as a going concern.

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

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large banking institutions that are reputable therefore mitigating the risks.

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows:

September 30,
2022
Cash	$2,148,417
Restricted cash included in other long-term assets (see Note 5)	10,190,888
Total cash and restricted cash shown in the statement of cash flows	$12,339,305

Accounts Receivable

As of September 30, 2022, and December 31, 2021, the net accounts receivable balances were $821,827 and $91,520, net of allowances. There were allowances for doubtful accounts of $248,990 and $205,455 on September 30, 2022, and December 31, 2021, respectively. The credit terms provided are as follows:

1.	Altitude Academies – The tuition is paid typically in two installments but, on a case-by-case basis, modifications do occur.
2.	Rush Soccer – Rebates for soccer kits purchased by club members and membership rebates.
3.	Altitude Water – The normal credit terms are 50% down with final payment upon delivery.
4.	Altitude Chambers – The normal credit terms are 50% down with progress payments until final payment upon delivery.
5.	Altitude Hospitality – The normal hotel terms related to the collection of revenue.

Bad debt expense is determined based on the aging of accounts receivable and subsequent collections. Typically, receivables aged 60 days, or more are reviewed for determination. Receivables over 90 days, unless payment terms with some payments made to date, are reserved as additional allowance for doubtful accounts.

Deferred Costs

Deferred offering costs as of September 30, 2022, is $197,500. These costs relate to the Company’s capital raise and Form S-1 as filed and are for legal and professional fee expenses. Upon completion of the financing, these costs will be capitalized accordingly.

Fixed Assets

Fixed assets are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Computers, software, and office equipment	1 – 6 years
Machinery and equipment	3 – 5 years
Leasehold improvements	Lesser of lease term or estimated useful life
Operating / shop equipment	4 – 7 years
Transportation equipment Hotel	5 – 6 years 39 years

Inventory and Direct Costs of Revenue

The inventory is comprised of Atmospheric Water Generators (“AWG’s”) at Trident and chamber related parts at Altitude International and is valued at the lower of cost or market. As of September 30, 2022, and December 31, 2021, the inventory was valued at $271,884 and $161,235, respectively.

Inventory is comprised of:

Finished Goods	$102,350
Parts	169,534
Total	$271,884

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

Revenue Recognition

Our sales are generated from seven revenue streams: 1) contracts with customers for the design, development, manufacture, and installation of simulated altitude athletic equipment, 2) sports training and academic tuition, 3) hosting events, 4) membership fees, 5) uniform sales, 6) sale of atmospheric water generators, and 7) revenues for hotel reservations. For the simulated athletic equipment and the water filtration systems, we provide our products under fixed-price contracts. Under fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss.

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

In regard to the hotel resort, the revenue is recognized daily during the stay of the hotel guest for all services including, but not limited to, spa services and green fees for golf course.

Deferred Revenue

Our payment terms generally require a substantial initial deposit to confirm a reservation and tuition for the school year or training period. Historically, our deferred revenue balances are comprised solely of customer deposit balances and changes from period to period due to the seasonal nature of billings and cash collections, the number of students in each program and the recognition of revenue. A deposit made to the Company for tuition is contractually non-refundable. As of September 30, 2022, and December 31, 2021, deferred revenue amounted to $2,364,388 and $1,388,126, respectively.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718, Compensation – Stock Compensation, and Certain Redeemable Financial Instruments. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

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

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company does not have any dilutive shares of common stock as of September 30, 2022, or December 31, 2021.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of September 30, 2022. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended September 30, 2022.

Goodwill and Intangible Assets

The Company accounts for intangible assets in accordance with the authoritative guidance issued by the FASB. Intangibles are valued at their fair value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends, and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company tests its goodwill using a market-based approach to determine the estimated fair value of the reporting unit as to which the goodwill has been allocated. As of September 30, 2022, based on the assessment of Management, the Company determined that goodwill associated with the share exchange in which the Company acquired BHI amounted to $29,493,398. The Company will evaluate goodwill annually for any impairment. The Company also determined that the acquisition of Soccer Partners (see Note 3) had provisional goodwill of $166,834. The Company will have an independent valuation of the acquisition to determine any change in the estimated amount recorded.

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

NOTE 3 – ACQUISITION

Soccer Partners America

On March 7, 2022, Altitude International Holdings, Inc. and CMA Soccer LLC entered into a Consulting, Management and License Agreement with Soccer Partners America (“Soccer Partners”), a Colorado not for profit corporation. Soccer Partners, under the brand name of Rush Soccer, has developed the largest known network of affiliated independent youth soccer clubs and with CMA Soccer, will establish a Rush residential academy program and a men’s professional soccer team. As part of the agreement, certain members of the management of Soccer Partners were granted a combined total of 10,000,000 shares of common stock of the Company and employment agreements for five individuals. The Company’s common stock is not historically traded at a significant volume which has caused significant fluctuations in the price per share. For the initial valuation, the stock was valued at $0.056 per share per the closing price on March 4, 2022, or $556,000. The Company also pays consideration of $20,000 per year for a period of 20 years, or $400,000, to Soccer Partners. Management has recorded a provisional goodwill, as of September 30, 2022, of $166,834, and may be adjusted based on management’s final determination of the fair value of the assets and liabilities acquired.

The following table summarizes the consideration given for Altitude and the provisional fair values of the assets and liabilities assumed at the acquisition date.

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

Pro-Forma Financial Information

The following unaudited pro-forma data summarizes the result of operations for the nine months ended September 30, 2021, and 2020, as if the acquisition Rush Soccer had been completed on January 1, 2021. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021.

	For the Nine Months Ended September 30, 2022
		Rush	Pro-forma
	ALTD	Soccer	Adjustments	Total
Revenue and income, net	$5,799,606	$2,585,026	$-	$8,384,632
Operating expenses	8,069,152	2,521,623	-	10,590,775
Income (loss) from operations	(2,269,546)	63,403	-	(2,206,143)
Other income (expense)	-	140,800	-	140,800
Net income (loss)	$(2,269,546)	$204,203	$-	$(2,065,343)
Net loss per common share - basic and fully diluted	$(0.01)			$(0.01)
Weighted average number of common shares outstanding during the period - basic and fully diluted	386,465,519			386,465,519

	For the Nine Months Ended September 30, 2021
		Rush	Pro-forma
	ALTD	Soccer	Adjustments	Total
Revenue and income, net	$5,522,499	$2,348,511	$-	$7,871,010
Operating expenses	9,804,290	1,636,774	-	11,441,064
Income (loss) from operations	(4,281,791)	711,737	-	(3,570,054)
Other income (expense)	-	-	-	-
Net income (loss)	$(4,281,791)	$711,737	$-	$(3,570,054)
Net loss per common share - basic and fully diluted	$(0.03)			$(0.03)
Weighted average number of common shares outstanding during the period - basic and fully diluted	132,448,232			132,448,232

NOTE 4 – FIXED ASSETS

The Company has fixed assets related to computer and equipment, furniture and fixtures, leasehold improvements, operating / shop equipment, and transportation equipment. The depreciation of the equipment is over a three-year period. As of September 30, 2022, and December 31, 2021, the Company had fixed assets, net of accumulated depreciation, of $31,146,674 and $71,036, respectively. The fixed assets are as follows:

	September 30,	December 31,
	2022	2021
Hotel	$30,373,347	$-
Computer and equipment	179,747	148,893
Furniture and fixtures	27,786	17,331
Leasehold improvements	7,459	234,835
Operating / shop equipment	302,117	185,128
Transportation equipment	36,991	36,991
Total fixed assets	30,927,447	623,178
Less: Accumulated depreciation	530,773	552,142
Total fixed assets, net	$30,396,674	$71,036

Depreciation for the nine months ended September 30, 2022, and 2021 was $85,683 and $3,516, respectively.

NOTE 5 – RESERVES, LEASE AGREEMENT AND PURCHASE OPTION FOR ACQUISITION

Sandpiper Resort Property Acquisition

On April 27, 2022, the Company entered into a purchase and sale agreement (the “Property Purchase Agreement”) by and among the Company, Sandpiper Resort Properties, Inc. (“Sandpiper”) and Holiday Village of Sandpiper, Inc. (“HVS,” and together with Sandpiper, the “Sellers”), whereby the Company agreed to purchase Sellers’ real estate property in Port Saint Lucie, Florida (the “Property”). The Property being sold in the Property Purchase Agreement is the Property on which the Company’s facilities are currently located and where the Company currently operates and includes approximately 216 acres and approximately 3,000 feet of waterfront property.

On July 27, 2022, the Company executed a Third Addendum to Purchase and Sale Agreement with Sandpiper and HVS, modifying that certain Property Purchase Agreement to allow for the Company paying a Third Deposit of $250,000 to Sandpiper by July 29, 2022, and to extend the Closing Date to August 31, 2022. The Company’s total deposit was then $1,250,000.

On September 2, 2022, the Company assigned to Altitude Hospitality, its newly formed wholly owned subsidiary its rights under the Property Purchase Agreement and Altitude Hospitality agreed to designate STORE Capital Acquisitions, LLC, a Delaware limited liability company (“STORE”) as the grantee under the deed from Sandpiper and HVS through the entrance into that certain Purchase and Sale Agreement between Altitude Hospitality and STORE (the “STORE PSA”). The purchase price paid by STORE under the STORE PSA for payment to Sandpiper under the Property Purchase Agreement was $55,000,000.

The title to the Property was conveyed to STORE through the Property Purchase Agreement in a simultaneous closing. Concurrently with the sale of, Altitude Hospitality entered into a Lease Agreement with STORE for Altitude Hospitality’s lease and use of the Property through September 30, 2042, with five-year extension options through 2062.

The Property Purchase Agreement and STORE PSA contain customary representations, warranties, covenants, indemnification, and other terms for transactions of a similar nature.

Through the Agreements described below, Altitude Hospitality will operate the resort as “Sandpiper Bay Resort” under the “Trademark Collection® by Wyndham” and will expand and develop the Property as described below. The Property will also serve as the Company’s world headquarters for the Company and its wholly owned subsidiaries, including, but not limited to, the sports academies (which have operated from the Property for the past thirteen years), Rush Soccer, Altitude International, the resort operations and the Company’s other operations.

Financing Agreement

Concurrently with the assignment of the Property Purchase Agreement and the ultimate purchase of the Property by STORE, Altitude Hospitality entered into a Lease Agreement (the “Lease”) with STORE for Altitude Hospitality’s lease and use of the Property through September 30, 2042, with five-year extension options through 2062. The base annual rental under the Lease is $4,400,000, subject to certain adjustments, and the security deposit required is $6,600,000. Additionally, Altitude Hospitality is required to establish a Capital Replacement Reserve Account into which Altitude Hospitality will deposit monthly an amount between 2-4% of the gross revenue of the Property for the preceding month. If no event of default is occurring under the Lease, then Altitude Hospitality shall have the right to withdraw certain Approved Expenditures (as defined therein) from the Capital Replacement Reserve Account (as defined therein) to be used to pay for the cost of furniture, fixtures and equipment for the Property or other real property improvements to the Property, subject to certain requirements of STORE.

The Company agreed to unconditionally guarantee the payment and performance of Altitude Hospitality under the Lease until all obligations are paid under the Lease. Any debt of the Company is and will be subordinated to the indebtedness of Altitude Hospitality to STORE under the Lease.

After thirty-six months after the completion of the property improvements (“PIP”) as required by the Franchisor (as defined below), and until four years after the completion of the PIP, Altitude Holdings shall have the option (the “Purchase Option”) to give STORE written notice to purchase the Property for a price equal to the greater of (i) 110% of STORE’s total investment; or (ii) the then current base annual rental divided by the applicable cap rate. The closing for such Purchase Option must occur within ninety (90) days following STORE’s receipt of the Purchase Option notice. Altitude Hospitality’s rights under the Purchase Option shall terminate if the Lease terminates or if the initial term expires before the exercise of the Purchase Option, except if the Lease terminates prior to the end of the initial term or any extension term, then Altitude Hospitality may elect to exercise the Purchase Option if written notice is given to Lessor at least ten days prior to such termination. The Purchase Option may not be assigned.

Altitude Hospitality also has a right of first refusal to purchase the Property if STORE desires to the sell the Property and receives a bona fide written offer from a third-party purchaser. Altitude Hospitality must purchase the Property on the same terms as the third party offer and must notify STORE of its election to complete the purchase within ten days of receiving notice of the sale from STORE.

The Lease contains customary representations, warranties, covenants, indemnification, and other terms for transactions of a similar nature.

Membership Agreement

Altitude Hospitality entered into a Membership Agreement (the “Membership Agreement”) with TMH Worldwide, LLC (the “Franchisor”), through which Altitude Hospitality was granted franchise rights to operate under the “Trademark Collection® by Wyndham” brand. Pursuant to the Membership Agreement, Altitude Hospitality agreed to make certain property improvements. The term of the Membership Agreement is twenty years. Fees due to the Franchisor under the Membership Agreement include a “Combined Fee” of up to 6% of gross revenue during the term of the Membership Agreement. Pursuant to the terms of the Membership Agreement, Altitude Hospitality agreed to pay the Franchisor a nonrefundable fee of $101,000 as an “Affiliation Fee.” See Note 8.

The Membership Agreement contains customary representations, warranties, covenants, indemnification, and other terms for transactions of a similar nature.

Disbursement Agreement

The Company executed a disbursement agreement (the “Disbursement Agreement”) with STORE through which STORE agreed to fund up to $25,000,000 to Altitude Hospitality for construction costs to enable Altitude Hospitality, as lessee under the Lease, to construct and renovate improvements to the Property and complete the property improvement plan construction and remodel work required by Franchisor under the Membership Agreement at the Premises. The terms of the Disbursement Agreement are subject to certain conditions, including the funding by Altitude Hospitality of at least $8,000,000 toward improvements at the Property (including establishing a construction deposit of $3,000,000 in segregated funds for such purpose), all of which may be reimbursed by STORE under the Disbursement Agreement if certain conditions are met. The Disbursement Agreement contains customary representations, warranties, covenants, indemnification, and other terms for transactions of a similar nature.

Loan Agreement

On September 2, 2022, the Company, Altitude Hospitality and Altitude Water (collectively, the “Borrowers”) entered into a Loan Agreement with FVP Servicing, LLC (“FVP”), a Delaware limited liability company, in its capacity as administrative agent, among others (the “Loan Agreement”), and ancillary documents including an Exclusivity Agreement, Revenue Share Agreement, Security Agreement, and Payment Guaranty (each as defined in the Loan Agreement) under which the Borrowers borrowed Fifteen Million Dollars ($15,000,000) with an interest rate per annum of SOFR (with a 2% floor) + thirteen percent (13%) and a maturity date of September 2, 2025 (with an option to extend one additional year if certain conditions are met) (the “Loan”). As additional consideration for the Loan, FVP or its designees will receive 102,754,802 restricted shares of common stock of the Company (the “Loan Consideration Shares”).

Pursuant to the Revenue Share Agreement, Altitude Hospitality agreed to pay FVP an amount equal to twenty percent (20%) of all net operating income (the “Revenue Share”) for such calendar quarter (on a cumulative basis). The term of the Revenue Share Agreement is ten years, however the Company has an option, upon ten business days’ prior written notice, to terminate the Revenue Share Agreement upon the payment to FVP an amount equal to $2,500,000, plus the amount of all Revenue Share payments accrued through the proposed termination date. See Note 8.

Pursuant to the Exclusivity Agreement, the Company and its subsidiaries agreed to use Feenix Payment Systems, LLC as the exclusive agent to provide credit card processing and related services. The Exclusivity Agreement shall remain in effect until one year after all obligations under the Loan Agreement have been satisfied.

Pursuant to the Security Agreement and Payment Guaranty, the Company’s wholly owned subsidiaries (except for Rush Education, LLC) have agreed to guarantee the Borrowers’ obligations under the Loan and have pledged their equity and granted a security interest in all their assets.

The Loan contains customary representations, warranties, covenants, indemnification, and other terms for transactions of a similar nature.

FVP and Altitude Hospitality entered into two separate agreements related to the Loan on September 2, 2022. A Consent Agreement with STORE allows Altitude Hospitality to enter into the Loan Agreement and Security Agreement with FVP and requires STORE to give FVP notice of default and an opportunity to cure if Altitude Hospitality does not perform under the Lease Agreement or Disbursement Agreement. A Three-Party Agreement with the Franchisor allows FVP to cure any defaults of Altitude Hospitality and to take possession of the Property and the Lease in an event of default under the Loan Documents.

Management Agreement

On August 6, 2022, the Company and its wholly owned subsidiary, Altitude Hospitality LLC, entered into a Hotel Management Agreement (the “Management Agreement”) with Our Town Hospitality LLC doing business as OTH Hotels Resorts, a Virginia limited liability company (the “Manager”). Pursuant to the terms of the Management Agreement,  the Manager was engaged to perform certain management duties and services related to the hotel located on the Port St. Lucie property, including (i) to operate the hotel in accordance with the standard of the franchise brand, (ii) to protect, preserve and maintain in good working order the assets of the hotel, (iii) to control operating expenses and capital expenditures, and (iv) to maximize the net operating income of the hotel. In exchange for these services, the Manager shall be paid monthly at the following rates: for the first twelve months of the Management Agreement, the greater of $25,000 per month or 3% gross revenue per month, and for the remainder of the term of the Management Agreement, 3% of the gross revenue per month. The term of the Management Agreement goes through September 30, 2027. If the Company terminates the Management Agreement prior to the term’s expiration, they will pay the Manager a $100,000 fee.

Accounting for the Transaction

The Company recognized the transaction as a finance lease in accordance with ASC 820. The various components of the lease were accounted for as follows:

Reserve Accounts

With the execution of the various agreements, the Company was required to have various reserve accounts as follows:

●	Construction Reserve – Utilized for the costs of capital improvements on the hotel resort. Draws taken periodically to reimburse the Company for costs. The reserve is maintained by FVP Servicing LP. The balance at closing was $3,000,000 and the balance on the balance sheet at September 30, 2022 was $1,118,390.

●	Interest Reserve – Utilized for the interest payments to STORE for the monthly lease payments. The reserve is maintained by FVP Servicing LP. The balance at closing was $3,000,000 and the balance on the balance sheet at September 30, 2022 was $2,472,498.

●	STORE Reserve – Utilized for a security deposit. The reserve is maintained by FVP Servicing LP. The balance at closing was $6,600,000 and the balance on the balance sheet at September 30, 2022 was $6,600,000.

The reserve accounts are maintained by STORE and Feenix, as applicable. These accounts are reflected on the balance sheet as “Cash, restricted.”

Lease Agreement

Concurrently with the assignment of the Property Purchase Agreement and the ultimate purchase of the Property by STORE, Altitude Hospitality entered into a Lease Agreement (the “Lease”) with STORE for Altitude Hospitality’s lease and use of the Property through September 30, 2042, with five-year extension options through 2062. The base annual rental under the Lease is $4,400,000, subject to certain adjustments, and the security deposit required is $6,600,000. Additionally, Altitude Hospitality is required to establish a Capital Replacement Reserve Account into which Altitude Hospitality will deposit monthly an amount between 2-4% of the gross revenue of the Property for the preceding month. If no event of default is occurring under the Lease, then Altitude Hospitality shall have the right to withdraw certain Approved Expenditures (as defined therein) from the Capital Replacement Reserve Account (as defined therein) to be used to pay for the cost of furniture, fixtures and equipment for the Property or other real property improvements to the Property, subject to certain requirements of STORE.

The Company agreed to unconditionally guarantee the payment and performance of Altitude Hospitality under the Lease until all obligations are paid under the Lease. Any debt of the Company is and will be subordinated to the indebtedness of Altitude Hospitality to STORE under the Lease.

The future lease payments, assuming the purchase option is not exercised, is as follows:

2022	$1,100,000
2023	4,422,000
2024	4,510,440
2025	4,600,649
2026	4,692,662
Thereafter	82,775,200
Total	$102,100,951

Summary

The Company recorded the transaction as follows:

Hotel and Land – The $55,000,000 cost was recorded as $28,200,000 being allocated to land and $26,200,000 for the buildings and improvements being allocated to fixed assets. The various costs associated with the acquisition (i.e., legal fees, finance fees) were capitalized. The hotel will be depreciated over 39 years.

The Construction Reserve, STORE Reserve and the Interest Reserve were recorded on the balance sheet as restricted cash.

Lease Agreement – Purchase Option

After thirty-six months after the completion of the property improvements (“PIP”) as required by the Franchisor (as defined below), and until four years after the completion of the PIP, Altitude Holdings shall have the option (the “Purchase Option”) to give STORE written notice to purchase the Property for a price equal to the greater of (i) 110% of STORE’s total investment; or (ii) the then current base annual rental divided by the applicable cap rate. The closing for such Purchase Option must occur within ninety (90) days following STORE’s receipt of the Purchase Option notice. Altitude Hospitality’s rights under the Purchase Option shall terminate if the Lease terminates or if the initial term expires before the exercise of the Purchase Option, except if the Lease terminates prior to the end of the initial term or any extension term, then Altitude Hospitality may elect to exercise the Purchase Option if written notice is given to Lessor at least ten days prior to such termination. The Purchase Option may not be assigned.

Altitude Hospitality also has a right of first refusal to purchase the Property if STORE desires to the sell the Property and receives a bona fide written offer from a third-party purchaser. Altitude Hospitality must purchase the Property on the same terms as the third party offer and must notify STORE of its election to complete the purchase within ten days of receiving notice of the sale from STORE.

Should a third-party acquire the property prior to the expiration of the period for the purchase option, assuming that the Company does not exercise its right of first refusal, the lease continues forward under the same terms and conditions.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill related to the acquisition of Altitude International Holdings, Inc. As of September 30, 2022, and December 31, 2021, the Company had goodwill of $29,660,232 and $29,493,398, respectively.

The Company has intangible assets related to the license agreement between Altitude International, Inc. and Sporting Edge. The Company is amortizing this intangible asset over a period of ten years. As of September 30, 2022, and December 31, 2021, the intangible assets were $265,000 and $287,500, respectively. For the nine months ended September 30, 2022, and 2021, the Company recorded amortization expense for intangible assets of $22,500 and $0, respectively.

The future amortization of the license agreement is as follows:

2022	$7,500
2023	30,000
2024	30,000
2025	30,000
2026	30,000
Thereafter	137,500
Total	$265,000

NOTE 7 – NOTES PAYABLE

	September 30, 2022			December 31, 2021
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
SBA EIDL	$149,169	$-	$149,169	$149,169	$-	$149,169
FVPO Funds	-	-	-	91,758	20,574	112,332
Grand Slam	412,637	-	412,637	434,560	-	434,560
FVPO Funds (a)	3,250,000	-	3,250,000	500,000	-	500,000
FVPO Funds (a)	15,000,000	-	15,000,000	-	-	-
SBA EIDL	113,400	-	113,400	113,400	-	113,400
SBA	100,000	-	100,000	-	-	-
Subtotal	19,025,206	-	19,025,206	1,288,887	20,574	1,309,461
Debt Discounts (a)	(5,335,738)	-	(5,335,738)	-	-	-
Total	$13,689,468	$-	$13,689,468	$1,288,887	$20,574	$1,309,461

(a) Debt discounts related to FVPO Funds.

On May 5, 2020, the Company received $20,800 in the form of a loan through the CARES Act Paycheck Protection Program. The balance on September 30, 2022 and December 31, 2021 was $0 and $20,800, respectively. The forgiveness was recorded in 2022 as gain on forgiveness.

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

On October 31, 2011, ITA entered into a Promissory Loan (the “Loan Note”) with Grand Slam Partners (“Grand Slam”), which provides for a loan of $735,714. Beginning on December 31, 2012, and on or before December 31st thereafter until the loan note is paid in full, ITA shall pay an annual lump sum payment at the conclusion of each calendar year equal to the greater of 25% of net profits of the corresponding calendar year or $30,000 (“Scheduled Annual Payment”). The Loan Note may be prepaid at any time prior to maturity with no prepayment penalties. As of September 30, 2022, and December 30, 2021, the balances of the loan note payable were $412,637 and $434,560, respectively.

On May 27, 2020, and August 25, 2020, ITA and NVL received unsecured loans from the Small Business Administration (“SBA”) of $149,900 and $113,400, respectively. These 2020 SBA loans bear interest at 3.75% per annum and are payable over 30 years with all payments of principal and interest deferred for the first twelve months. Substantially all of the assets of the Company are pledged as security for this loan. The balances on September 30, 2022, and December 31, 2021, was $149,169 and $149,169, respectively, for both periods. These notes are secured by substantially all assets of ITA and NVL.

On December 20, 2021, Trident Water and Altitude International Holdings, Inc. entered into an unsecured Loan Agreement with FVP Servicing, LLC for $500,000. The loan matures on December 20, 2023, and bears interest of 12%. The balance as of December 31, 2021, was $500,000. The loan is secured by the assets of Trident Water and Altitude International Holdings, Inc. and guaranteed by all entities of the Company. On February 8, 2022, the Company entered into a First Amendment to Loan Agreement for an additional incremental advance of $100,000. On April 29, 2022, the Company executed a Second Amendment to Loan Agreement with Feenix. This amendment relates to the Feenix loan dated December 20, 2021. The amendment provided the Company $2,650,000. As of September 30, 2022, and December 31, 2021, the balances were $3,250,000 and $500,000, respectively. See Note 10.

In the acquisition of Soccer America (see Note 3), the Company assumed the SBA loan dated June 15, 2020, with a balance of $100,000. The promissory note requires monthly payments of $641. The promissory note matures on June 15, 2050, and bears interest of 2.75%. The promissory note is secured by the assets of Soccer America. As of September 30, 2022, the balance was $100,000.

On September 2, 2022, the Company, Altitude Hospitality and Trident Water (collectively, the “Borrowers”) entered into a Loan Agreement with FVP Servicing, LLC, in its capacity as administrative agent (“FVP”), among others (the “Loan Agreement”), and ancillary documents including an Exclusivity Agreement, Revenue Share Agreement, Security Agreement, and Payment Guaranty (each as defined in the Loan Agreement) under which the Borrowers borrowed $15,000,000 with an interest rate per annum of SOFR (with a 2% floor) + thirteen percent (13%) and a maturity date of September 2, 2025 (with an option to extend one additional year if certain conditions are met) (the “Loan”). As additional consideration for the Loan, FVP or its designees will receive 102,754,802 restricted shares of common stock of the Company (the “Loan Consideration Shares”). As of September 30, 2022, the balance was $15,000,000.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Sporting Edge UK

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

16929 Wellness Consultants Inc.

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

Sandpiper Bay Resort

Altitude Hospitality entered into a Membership Agreement (the “Membership Agreement”) with TMH Worldwide, LLC (the “Franchisor”), through which Altitude Hospitality was granted franchise rights to operate under the “Trademark Collection® by Wyndham” brand. Pursuant to the Membership Agreement, Altitude Hospitality agreed to make certain property improvements. The term of the Membership Agreement is twenty years. Fees due to the Franchisor under the Membership Agreement include a “Combined Fee” of up to 6% of gross revenue during the term of the Membership Agreement. Pursuant to the terms of the Membership Agreement, Altitude Hospitality agreed to pay the Franchisor a nonrefundable fee of $101,000 as an “Affiliation Fee.”

Pursuant to the Revenue Share Agreement, Altitude Hospitality agreed to pay FVP an amount equal to twenty percent (20%) of all net operating income (the “Revenue Share”) for such calendar quarter (on a cumulative basis). The term of the Revenue Share Agreement is ten years, however the Company has an option, upon ten business days’ prior written notice, to terminate the Revenue Share Agreement upon the payment to FVP an amount equal to $2,500,000, plus the amount of all Revenue Share payments accrued through the proposed termination date. See Note 3.

NOTE 9 – RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2022, the Company compensated Gregory Breunich (“Breunich”), CEO and Chairman, and Gabriel Jaramillo (“Jaramillo”), Executive Vice President, and Director, collectively $260,000, which was paid to their company, Trans World Performance LLC, and compensated Scott Del Mastro (“Del Mastro”), COO, Executive Vice President, and Director, $87,692. For the nine months ended September 30, 2021, the Company compensated Gregory Breunich and Gabriel Jaramillo collectively $280,000, which was paid to their company, Trans World Performance LLC, and compensated Scott Del Mastro $87,692.

For the nine months ended September 30, 2022, and 2021, the Company compensated Gregory Breunich $55,000 and $0, respectively, in addition to the above compensation.

The above balances were paid during the periods ended September 30, 2022, and 2021. The payments are reflected in professional fees on the statements of operations for the nine months ended September 30, 2022, and 2021.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value. Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

On July 21, 2021, the Company filed a Certificate of Designation for Series A Preferred Stock. The Series A Preferred Stock shares vote together with the common stock and have voting rights equal to 0.019607 multiplied by the total issued and outstanding shares of common stock eligible (the “Numerator”) to vote at the time of the respective vote divided by 0.49 minus the Numerator. As of September 30, 2022, with 492,239,343 shares of common stock outstanding, the 51 shares of Series A Preferred Stock would have 501,890,680 votes per share of Series A Preferred Stock.

On July 23, 2021, the Company issued 51 shares of preferred stock to Gregory Breunich as part of the July 23, 2021 agreement between the Company and BHI.

As of September 30, 2022, and December 31, 2021, the Company had 51 shares of preferred stock and 51 shares of preferred stock issued and outstanding, respectively.

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

On April 29, 2022, as part of the financing with Feenix (see Note 7), the Company issued Feenix 16,363,636 shares of common stock as a loan discount.

On September 2, 2022, the Company issued 102,754,802 shares of common stock to FVP Opportunity Fund III, LP (41,101,921 shares), FVP Opportunity Fund IV, LP (10,275,480 shares), GT Partners Private Credit Finance LLC (38,533,051 shares) and GT Monterey Cypress Finance LLC (12,844,350 shares), in conjunction with the financing by FVP Servicing LLC (see Notes 5 and 7). The common stock of the Company is thinly traded and had a value of $0.042 per share, therefore the Company recorded the transaction at $4,315,702 as a debt discount.

On September 7, 2022, the Company issued 3,500,000 shares of common stock to MZ Group, Inc., the Company’s investor relations firm. The common stock of the Company is thinly traded and had a value of $0.039 per share, therefore the Company recorded the transaction at $136,500.

Stock Option Plan

On February 13, 2018, the Company’s shareholders and Board of Directors approved the 2017 Incentive Stock Plan.

There are currently no stock options currently issued and outstanding under the 2017 Plan, as all 250,000 remaining stock options issued and outstanding were exercised on February 8, 2021.

NOTE 11 – INCOME TAXES

As of September 30, 2022, the Company has net operating loss carry forwards of $410,512 that $254,336 may be available to reduce future years’ taxable income through 2041. In 2020, there were no tax impacts as Breunich Holdings, Inc. was taxed as a limited liability company. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2022 and 2021), as follows:

	September 30,	December 31,
	2022	2021
Tax expense (benefit) at the statutory rate	$(331,567)	$(205,425)
State income taxes, net of federal income tax benefit	(78,945)	(48,911)
Change in valuation allowance	410,512	254,336
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2021 and 2020 remains for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at September 30, 2022, and December 31, 2021, are as follows:

	September 30,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$410,512	$254,336
Timing differences	-	-
Total gross deferred tax assets	410,512	254,336
Less: Deferred tax asset valuation allowance	(410,512)	(254,336)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2022 and 2021 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $410,512 and $254,336 as of September 30, 2022, and December 31, 2021, respectively. Due to the transaction between the Company and BHI, which resulted in a change of control, net operating loss carryforwards prior to the transaction may not be usable for the future.

NOTE 12 – REVENUE CLASSES

The Company has seven distinct revenue streams: hotel resort reservations, altitude chambers, tuition-based sports academies, hosting events, membership fees, uniform sales and atmospheric water generators. Selected financial information for the Company’s operating revenue classes are as follows:

	For the Nine Months Ended
	September 30,
	2022	2021
Revenues:
Hotel resort	$101,175	$-
Altitude chambers	420,913	-
Tuition-based sports academies	4,899,219	5,403,078
Hosting events	1,266,605	-
Uniform sales	422,986	-
Membership fees	462,179	-
Water systems	138,520	119,421
Total	$7,711,597	$5,522,499

NOTE 13 – RECLASSIFICATION OF PRIOR YEAR

The Company has reclassified certain line items on the statement of operations for the three months ended September 30, 2021, and for the nine months ended September 30, 2021, from the Form 10-Q for the period ended September 30, 2022, as filed with the United States Securities and Exchange Commission.

In the 2021 filing, certain expenses, specifically direct costs of revenue, and salary and related expenses. In 2021, certain compensation expenses were classified as general and administrative versus direct costs of revenue. For the year ended December 31, 2021, and forward, the Company has classified certain costs to direct costs of revenue as they are a part of the direct costs. Additionally, rent expense and depreciation and amortization expense was included in other general and administrative expenses for the periods ended September 30, 2021, whereas, due to the significance of these expenses, they are segregated for the periods ended September 30, 2022, therefore, for comparison purposes, these expenses have been extracted for the periods ended September 30, 2021.

NOTE 14 – SUBSEQUENT EVENTS

On October 24, 2022, the Company executed Employment Agreements with Breunich, Del Mastro and Jaramillo. Breunich will receive $300,000 annually, of which $60,000 is deferred for one year. Del Mastro and Jaramillo each will receive $250,000 annually, of which $50,000 is deferred for one year. Additionally, there are incentives included in the agreements.

On October 25, 2022, the Company received a waiver notice from its legal counsel for 62,500 shares of common stock which was recorded as issuable.

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

Plan of Operation

The 2022 operational plan consists of:

1.	Continue establishing and expanding the different segments associated with the expanded ALTD operations. The divisions include:

a.	Sandpiper Bay Resort, a Trademark Collection® by Wyndham

b.	Altitude Chamber Technology Division

c.	Tennis, Golf, Basketball, Volleyball and Academic Academies Division

d.	Soccer Academy Division, including RUSH Soccer

e.	Water Manufacturing / Technology Division

f.	Cleaning and Sanitation Division

g.	Altitude Wellness Division

h.	Altitude Online Learning Division

2.	Adopt a comprehensive branding, marketing, digital and social media strategy for the revenue lines above.

3.	Update a back-office administration plan and adopt a staffing and management hierarchy for the multi-discipline operation.

4.	Plan to expand in complementary ways, including establishing a basketball division (estimated to be ready for student athletes in 2022) and swimming and lacrosse divisions) estimated to be ready for student athletes in 2023).

No assurances can be given that any of these plans will come to fruition or that if implemented that they will necessarily yield positive results.

Recent Developments

Sandpiper Resort Property Acquisition

On April 27, 2022, the Company entered into a purchase and sale agreement (the “Property Purchase Agreement”) by and among the Company, Sandpiper Resort Properties, Inc. (“Sandpiper”) and Holiday Village of Sandpiper, Inc. (“HVS,” and together with Sandpiper, the “Sellers”), whereby the Company agreed to purchase Sellers’ real estate property in Port Saint Lucie, Florida (the “Property”). The Property being sold in the Property Purchase Agreement is the Property on which the Company’s facilities are currently located and where the Company currently operates and includes approximately 216 acres and approximately 3,000 feet of waterfront property.

On May 31, 2022, the Company executed a First Addendum to Purchase and Sale Agreement (the “Addendum”) with Sandpiper, acknowledging the deposit became nonrefundable and allowing an extension of the Closing until July 29, 2022, if elected.

On June 20, 2022, the Company’s second deposit in the amount of $500,000 to Sandpiper and HVS, delivered according to the terms of that certain Property Purchase Agreement became nonrefundable except in certain circumstances.

On July 27, 2022, the Company executed a Third Addendum to Purchase and Sale Agreement with Sandpiper and HVS, modifying that certain Property Purchase Agreement to allow for the Company paying a Third Deposit of $250,000 to Sandpiper by July 29, 2022, and to extend the Closing Date to August 31, 2022. The Company’s total deposit was then $1,250,000.

On September 2, 2022, the Company assigned to Altitude Hospitality, its newly formed wholly owned subsidiary its rights under the Property Purchase Agreement and Altitude Hospitality agreed to designate STORE Capital Acquisitions, LLC, a Delaware limited liability company (“STORE”) as the grantee under the deed from Sandpiper and HVS through the entrance into that certain Purchase and Sale Agreement between Altitude Hospitality and STORE (the “STORE PSA”). The purchase price paid by STORE under the STORE PSA for payment to Sandpiper under the Property Purchase Agreement was $55,000,000.

The title to the Property was conveyed to STORE through the Property Purchase Agreement in a simultaneous closing. Concurrently with the sale of, Altitude Hospitality entered into a Lease Agreement with STORE for Altitude Hospitality’s lease and use of the Property through September 30, 2042, with five-year extension options through 2062.

The Property Purchase Agreement and STORE PSA contain customary representations, warranties, covenants, indemnification, and other terms for transactions of a similar nature.

Through the Agreements described below, Altitude Hospitality will operate the resort as “Sandpiper Bay Resort” under the “Trademark Collection® by Wyndham” and will expand and develop the Property as described below. The Property will also serve as the Company’s world headquarters for the Company and its wholly owned subsidiaries, including, but not limited to, the sports academies (which have operated from the Property for the past thirteen years), Rush Soccer, Altitude International, the resort operations and the Company’s other operations.

Lease Agreement

Concurrently with the assignment of the Property Purchase Agreement and the ultimate purchase of the Property by STORE, Altitude Hospitality entered into a Lease Agreement (the “Lease”) with STORE for Altitude Hospitality’s lease and use of the Property through September 30, 2042, with five-year extension options through 2062. The base annual rental under the Lease is $4,400,000, subject to certain adjustments, and the security deposit required is $6,600,000. Additionally, Altitude Hospitality is required to establish a Capital Replacement Reserve Account into which Altitude Hospitality will deposit monthly an amount between 2-4% of the gross revenue of the Property for the preceding month. If no event of default is occurring under the Lease, then Altitude Hospitality shall have the right to withdraw certain Approved Expenditures (as defined therein) from the Capital Replacement Reserve Account (as defined therein) to be used to pay for the cost of furniture, fixtures and equipment for the Property or other real property improvements to the Property, subject to certain requirements of STORE.

The Company agreed to unconditionally guarantee the payment and performance of Altitude Hospitality under the Lease until all obligations are paid under the Lease. Any debt of the Company is and will be subordinated to the indebtedness of Altitude Hospitality to STORE under the Lease.

After thirty-six months after the completion of the property improvements (“PIP”) as required by the Franchisor (as defined below), and until four years after the completion of the PIP, Altitude Holdings shall have the option (the “Purchase Option”) to give STORE written notice to purchase the Property for a price equal to the greater of (i) 110% of STORE’s total investment; or (ii) the then current base annual rental divided by the applicable cap rate. The closing for such Purchase Option must occur within ninety (90) days following STORE’s receipt of the Purchase Option notice. Altitude Hospitality’s rights under the Purchase Option shall terminate if the Lease terminates or if the initial term expires before the exercise of the Purchase Option, except if the Lease terminates prior to the end of the initial term or any extension term, then Altitude Hospitality may elect to exercise the Purchase Option if written notice is given to Lessor at least ten days prior to such termination. The Purchase Option may not be assigned.

Altitude Hospitality also has a right of first refusal to purchase the Property if STORE desires to the sell the Property and receives a bona fide written offer from a third-party purchaser. Altitude Hospitality must purchase the Property on the same terms as the third party offer and must notify STORE of its election to complete the purchase within ten days of receiving notice of the sale from STORE.

The Lease contains customary representations, warranties, covenants, indemnification and other terms for transactions of a similar nature.

Membership Agreement

Altitude Hospitality entered into a Membership Agreement (the “Membership Agreement”) with TMH Worldwide, LLC (the “Franchisor”), through which Altitude Hospitality was granted franchise rights to operate under the “Trademark Collection® by Wyndham” brand. Pursuant to the Membership Agreement, Altitude Hospitality agreed to make certain property improvements. The term of the Membership Agreement is twenty years. Fees due to the Franchisor under the Membership Agreement include a “Combined Fee” of up to 6% of gross revenue during the term of the Membership Agreement. Pursuant to the terms of the Membership Agreement, Altitude Hospitality agreed to pay the Franchisor a nonrefundable fee of $101,000 as an “Affiliation Fee.”

The Membership Agreement contains customary representations, warranties, covenants, indemnification, and other terms for transactions of a similar nature.

Disbursement Agreement

The Company executed a disbursement agreement (the “Disbursement Agreement”) with STORE through which STORE agreed to fund up to $25,000,000 to Altitude Hospitality for construction costs to enable Altitude Hospitality, as lessee under the Lease, to construct and renovate improvements to the Property and complete the property improvement plan construction and remodel work required by Franchisor under the Membership Agreement at the Premises. The terms of the Disbursement Agreement are subject to certain conditions, including the funding by Altitude Hospitality of at least $8,000,000 toward improvements at the Property (including establishing a construction deposit of $3,000,000 in segregated funds for such purpose), all of which may be reimbursed by STORE under the Disbursement Agreement if certain conditions are met. The Disbursement Agreement contains customary representations, warranties, covenants, indemnification, and other terms for transactions of a similar nature.

Loan Agreement

On September 2, 2022, the Company, Altitude Hospitality and Altitude Water (collectively, the “Borrowers”) entered into a Loan Agreement with FVP Servicing, LLC, a Delaware limited liability company, in its capacity as administrative agent (“FVP”), among others (the “Loan Agreement”), and ancillary documents including an Exclusivity Agreement, Revenue Share Agreement, Security Agreement, and Payment Guaranty (each as defined in the Loan Agreement) under which the Borrowers borrowed Fifteen Million Dollars ($15,000,000) with an interest rate per annum of SOFR (with a 2% floor) + thirteen percent (13%) and a maturity date of September 2, 2025 (with an option to extend one additional year if certain conditions are met) (the “Loan”). As additional consideration for the Loan, FVP or its designees will receive 102,754,802 restricted shares of common stock of the Company (the “Loan Consideration Shares”).

Pursuant to the Revenue Share Agreement, Altitude Hospitality agreed to pay FVP an amount equal to twenty percent (20%) of all net operating income (the “Revenue Share”) for such calendar quarter (on a cumulative basis). The term of the Revenue Share Agreement is ten years, however the Company has an option, upon ten business days’ prior written notice, to terminate the Revenue Share Agreement upon the payment to FVP an amount equal to $2,500,000, plus the amount of all Revenue Share payments accrued through the proposed termination date.

Pursuant to the Exclusivity Agreement, the Company and its subsidiaries agreed to use Feenix Payment Systems, LLC as the exclusive agent to provide credit card processing and related services. The Exclusivity Agreement shall remain in effect until one year after all obligations under the Loan Agreement have been satisfied.

Pursuant to the Security Agreement and Payment Guaranty, the Company’s wholly owned subsidiaries (except for Rush Education, LLC) have agreed to guarantee the Borrowers’ obligations under the Loan and have pledged their equity and granted a security interest in all their assets.

The Loan contains customary representations, warranties, covenants, indemnification, and other terms for transactions of a similar nature.

FVP and Altitude Hospitality entered into two separate agreements related to the Loan on September 2, 2022. A Consent Agreement with STORE allows Altitude Hospitality to enter into the Loan Agreement and Security Agreement with FVP and requires STORE to give FVP notice of default and an opportunity to cure if Altitude Hospitality does not perform under the Lease Agreement or Disbursement Agreement. A Three-Party Agreement with the Franchisor allows FVP to cure any defaults of Altitude Hospitality and to take possession of the Property and the Lease in an event of default under the Loan Documents.

Management Agreement

On August 6, 2022, the Company and its wholly owned subsidiary, Altitude Hospitality LLC, entered into a Hotel Management Agreement (the “Management Agreement”) with Our Town Hospitality LLC doing business as OTH Hotels Resorts, a Virginia limited liability company (the “Manager”). Pursuant to the terms of the Management Agreement,  the Manager was engaged to perform certain management duties and services related to the hotel located on the Port St. Lucie property, including (i) to operate the hotel in accordance with the standard of the franchise brand, (ii) to protect, preserve and maintain in good working order the assets of the hotel, (iii) to control operating expenses and capital expenditures, and (iv) to maximize the net operating income of the hotel. In exchange for these services, the Manager shall be paid monthly at the following rates: for the first twelve months of the Management Agreement, the greater of $25,000 per month or 3% gross revenue per month, and for the remainder of the term of the Management Agreement, 3% of the gross revenue per month. The term of the Management Agreement goes through September 30, 2027. If the Company terminates the Management Agreement prior to the term’s expiration, they will pay the Manager a $100,000 fee.

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

Results of Operations

For the three months ended September 30, 2022, compared to the three months ended September 30, 2021

Revenue

The Company had revenue of $2,929,759 for the three months ended September 30, 2022, compared to $1,946,520 for the comparable period in 2021, which was an increase of 50.5%. The increase in 2022 compared to 2021 is due to 2021 being impacted by COVID-19 restrictions whereas 2022 reflects the rebound in the tuition business as the Company works its way out of the impact of COVID-19. Additionally, the acquisition of Soccer Partners (“Rush Soccer”) on March 7, 2022, provided approximately $888,000 for the three months ended September 30, 2022.

Direct Costs of Revenue

The Company had direct costs of revenue of $1,067,091 for the three months ended September 30, 2022, compared to $958,214 for the comparable period in 2021. In 2021, direct costs of revenue were at a higher percentage of sales, 49.2%, compared to the same period in 2022, 36.4%. In 2022, the Company was able to reduce the expenses related to sales due to a renegotiated contract offset by the acquisition of Rush Soccer which added approximately $301,000 for the three months ended September 30, 2022.

Operating Expenses

The Company had operating expenses of $3,507,710 for the three months ended September 30, 2022, compared to $5,183,806 for the three months ended September 30, 2021. The decrease was primarily due to stock-based compensation of $136,500 for the three months ended September 30, 2022, compared to $3,063,185 for the three months ended September 30, 2021 offset by the increase of salary and related expenses of $1,107,602 for the three months ended September 30, 2022 compared to $376,123 for the three months ended September 30, 2021. Additionally, the acquisition of Rush Soccer added approximately $1,414,000 for the three months ended September 30, 2022.

Other Income / Expenses

The Company had other expenses of $505,682 for the three months ended September 30, 2022, compared to $1,779 for the three months ended September 30, 2021.

Net Income (Loss)

The Company had a net loss of $1,083,635 for the three months ended September 30, 2022, compared to net income of $3,239,065 for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021

Revenue

The Company had revenue of $7,711,597 for the nine months ended September 30, 2022, compared to $5,522,499for the comparable period in 2021 which was an increase of 39.6%. The increase in 2022 compared to 2021 is due to 2021 being impacted by COVID-19 restrictions whereas 2022 reflects the rebound in the tuition business as the Company works its way out of the impact of COVID-19. Additionally, the acquisition of Soccer Partners (“Rush Soccer”) on March 7, 2022 provided approximately $1,900,000 for the nine months ended September 30, 2022.

Direct Costs of Revenue

The Company had direct costs of revenue of $3,444,088 for the nine months ended September 30, 2022, compared to $2,922,529 for the comparable period in 2021. In 2021, direct costs of revenue were at a higher percentage of sales, 52.9%, compared to the same period in 2022, 44.7%. In 2022 the Company was able to reduce the expenses related to sales due to a renegotiated contract offset by the acquisition of Rush Soccer which added approximately $1,000,000 for the nine months ended September 30, 2022.

Operating Expenses

The Company had operating expenses of $9,314,083 for the nine months ended September 30, 2022, compared to $8,860,978 for the nine months ended September 30, 2021. The increase was primarily due to the increases in salary and related expenses ($2,929,273 for the nine months ended September 30, 2022 compared to $1,123,565 for the nine months ended September 30, 2021) and other general and administrative expenses ($1,273,348 for the nine months ended September 30, 2022 compared to $903,202 for the nine months ended September 30, 2021) offset by the decrease in stock-based compensation ($222,809 for the nine months ended September 30, 2022, compared to $3,063,185 for the same period in 2021). Additionally, the acquisition of Rush Soccer added approximately $1,900,000 for the nine months ended September 30, 2022.

Other Income / Expenses

The Company had other expenses of $676,540 for the nine months ended September 30, 2022, compared to $943,311 for the nine months ended September 30, 2021.

Net Loss

The Company had a net loss of $2,279,026 for the nine months ended September 30, 2022, compared to $4,281,791 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash of $2,148,417. We do not have sufficient resources to effectuate our business. We expect to incur expenses offset by revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $555,225 for the nine months ended September 30, 2022, compared to $716,572 for the same period in 2021.

We used cash in investing for financing activities of $346,706 for the nine months ended September 30, 2022, compared to $0 for the same period in 2021.

We had cash provided by financing activities for the nine months ended September 30, 2022, of $12,818,071 compared to $907,333 for the same period in 2021.

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

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

In addition to reporting net loss from operations as defined under GAAP, the Company also presents adjusted net earnings before interest, income taxes, depreciation, depletion, and amortization from operations (adjusted EBITDA), which is a non-GAAP performance measure. Adjusted EBITDA consists of net loss from operations after adjustment for those items shown in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to, GAAP measurements such as net loss from operations (its most comparable GAAP financial measure), and the Company’s calculations thereof may not be comparable to similarly titled measures reported by other companies.

By eliminating the items shown below, the Company believes the measure is useful in evaluating its fundamental core operating performance. The Company also believes that adjusted EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies. The Company’s management uses adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. The Company’s management does not view adjusted EBITDA in isolation and also uses other measurements, such as net loss from operations and revenues to measure operating performance. The following table provides a reconciliation of net loss from operations, the most directly comparable GAAP measure, to adjusted EBITDA for the periods presented:

EBITDA / Adjusted EBITDA
	For the Three Months Ended
	September 30,
	2022	2021
Net loss	$(1,062,937)	$(3,239,065)
Interest expense	194,796	1,779
Amortization of debt discount	310,886	-
Gain on forgiveness of PPP loans	(20,800)	-
Depreciation and amortization	80,389	(9,630)
EBITDA	$(497,666)	$(3,246,916)
Weighted average shares outstanding	417,015,842	281,000,854
Adjusted earnings per share - basic and fully diluted	$(0.00)	$(0.01)

EBITDA	$(497,666)	$(3,246,916)
Stock-based compensation	136,500	3,063,185
Adjusted EBITDA	$(361,166)	$(183,731)

	For the Nine Months Ended
	September 30,
	2022	2021
Net loss	$(2,279,026)	$(4,281,791)
Interest expense	265,268	5,770
Amortization of debt discount	432,072	-
Gain on settlement of debt	-	(41,254)
Gain on forgiveness of PPP loans	(20,800)	-
Impairment expense	-	978,795
Depreciation and amortization	108,183	3,516
EBITDA	$(1,494,303)	$(3,334,964)
Weighted average shares outstanding	386,465,519	132,448,232
Adjusted earnings per share - basic and fully diluted	$(0.00)	$(0.03)

EBITDA	$(1,494,303)	$(3,334,964)
Stock-based compensation	222,809	3,063,185
Adjusted EBITDA	$(1,271,494)	$(271,779)

Note: Adjusted EBITDA is to adjust for non-cash expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information that it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer / Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer / Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been a significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. With the acquisition of Sandpiper Bay Resort, the Company now has a staffed accounting department with a separation of duties.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 2, 2022, the Company issued 102,754,802 shares of common stock to FVP Opportunity Fund III, LP (41,101,921 shares), FVP Opportunity Fund IV, LP (10,275,480 shares), GT Partners Private Credit Finance LLC (38,533,051 shares) and GT Monterey Cypress Finance LLC (12,844,350 shares) in conjunction with the financing for the acquisition of Sandpiper Bay Resort. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On September 7, 2022, the Company issued 3,500,000 shares of common stock to MZ Group, Inc., for services. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.1	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.2	Articles of Incorporation of Altitude International (incorporated by reference to the Form 8-K filed by the Company on July 3, 2017).
3.1.3	Amended Articles of Incorporation dated June 4, 2018 (incorporated by reference to the Form 10-K filed by the Company on March 30, 2021).
3.1.4	Amended Articles of Incorporation dated August 21, 2020 (incorporated by reference to the Form 10-K filed by the Company on March 30, 2021).
3.1.5	Amended Articles of Incorporation dated February 10, 2021(incorporated by reference to the Form 10-K filed by the Company on March 30, 2021).
3.1.6	Certificate of Amendment for Series A Preferred Stock dated July 21, 2021. (incorporated by reference from the Form 8-K filed by the Company on July 27, 2021).
10.1	Share Exchange Agreement (incorporated by reference from the Form 8-K filed by the Company on July 3, 2017).
10.2	Revised and Restated Licensing Agreement (incorporated by reference from the Form 8-K filed by the Company on January 28, 2019).
10.3	Proposal for Services with Orlando Magic Ltd. dated February 17, 2021 (incorporated by reference from the Form 8-K filed by the Company on February 23, 2021).
10.4	Share Exchange Agreement with Breunich Holdings, Inc. (incorporated by reference from the Form 8-K filed by the Company on July 7, 2021).
10.5	Loan Agreement with FVP Servicing, LLC (incorporated by reference from the Form 8-K filed by the Company on December 27, 2021).
10.6	Security Agreement in favor of FVP Servicing, LLC (incorporated by reference from the Form 8-K filed by the Company on December 27, 2021).
10.7	Payment Guaranty (incorporated by reference from the Form 8-K filed by the Company on December 27, 2021).
10.8	Consulting, Management and License Agreement by and among Altitude International Holdings, Inc, CMA Soccer, LLC and Soccer Partners America, dated March 7, 2022 (incorporated by reference from the Form 8-K filed by the Company on March 9, 2022).
10.9*	Purchase and Sale Agreement executed on April 27, 2022 and dated April 25, 2022 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 3, 2022).
10.10	Second Amendment to Loan Agreement with FVP Servicing, LLC and Amended and Restated Note (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 5, 2022).
10.11 10.12

First Addendum to Purchase and Sale Agreement dated May 31, 2022 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on June 2, 2022).

Third Addendum to Purchase and Sale Agreement (incorporate herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on July 29, 2022).

10.13	Purchase and Sale Agreement between Altitude Hospitality, LLC and STORE Capital Acquisitions, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.14#	Disbursement Agreement between Altitude Hospitality, LLC and STORE Capital Acquisitions, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.15#	Lease Agreement between Altitude Hospitality, LLC and STORE Capital Acquisitions, LLC dated September 1, 2022 (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.16#	Membership Agreement between Altitude Hospitality, LLC and TMH Worldwide, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.17	Loan Agreement among Altitude International Holdings, Inc., Altitude Hospitality, LLC Trident Water, LLC and FVP Servicing, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.18	Security Agreement Altitude International Holdings, Inc., Altitude Hospitality, LLC Trident Water, LLC FVP Servicing, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.19	Amended and Restated Exclusivity Agreement with Feenix Payment Systems, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.20	Revenue Share Agreement among Altitude International Holdings, Inc., Altitude Hospitality, LLC and FVP Servicing, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.8 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.21	Three-Party Agreement between FVP Servicing, LLC, Altitude Hospitality, LLC and TMH Worldwide, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.9 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.22	Consent Agreement between Store Capital Acquisitions, LLC, FVP Servicing, LLC and Altitude Hospitality, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.10 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.23

Employment Agreement and Confidential Information and Invention Assignment Agreement dated October 24, 2022, between Altitude International Holdings, Inc. and Gregory Breunich (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 28, 2022).

10.24

Employment Agreement and Confidential Information and Invention Assignment Agreement dated October 24, 2022, between Altitude International Holdings, Inc. and Scott Del Mastro (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed by the Company on October 28, 2022).

10.25	Employment Agreement and Confidential Information and Invention Assignment Agreement dated October 24, 2022, between Altitude International Holdings, Inc. and Gabriel Jaramillo (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed by the Company on October 28, 2022).
10.26	Indemnification Agreement dated August 29, 2022, between Altitude International Holdings, Inc. and Gregory Breunich.
10.27	Indemnification Agreement dated August 29, 2022, between Altitude International Holdings, Inc. and Scott Del Mastro.
10.28	Indemnification Agreement dated October 9, 2022, between Altitude International Holdings, Inc. and Gabriel Jaramillo.
10.29	Indemnification Agreement dated August 29, 2022, between Altitude International Holdings, Inc. and Gregory Anthony.
16.1	Letter Re: Change in Certifying Accountant (incorporated by reference from the Form 8-K filed by the Company on January 19, 2022),
99.1	Audited financial statements of Soccer Partners America as of and for year ended June 30, 2021 with the related notes to the financial statements (incorporated herein by reference to Exhibit 99.1 to Current Report on Form 8-K filed by the Company on May 19, 2022).
99.2	Unaudited condensed financial statements of Soccer Partners America as of March 31, 2022 and for the nine months ended March 31, 2022 and 2021, together with the related notes to the unaudited condensed financial statements (incorporated herein by reference to Exhibit 99.2 to Current Report on Form 8-K filed by the Company on May 19, 2022).
99.3	Unaudited pro-forma combined financial statements of Altitude International Holdings, Inc. and Soccer Partners America for the three months ended March 31, 2022 and 2021 and the years ended December 31, 2021 and 2020 (incorporated herein by reference to Exhibit 99.3 to Current Report on Form 8-K filed by the Company on May 19, 2022).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith.

# Certain schedules to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Gregory Breunich	Principal Executive Officer and Principal Financial and Accounting Officer	October 31, 2022
Gregory Breunich

