Form 10-K
period 2022-12-31
ALTITUDE INTERNATIONAL HOLDINGS, INC.
filed 2023-03-22
CIK 1664127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $6,412,641 as of June 30, 2022, based upon a bid price of $0.0338 per share for the registrant’s common stock on such date. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

On March 20, 2023, a total of 492,176,843 shares of our common stock were issued and outstanding.

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

PART I

ITEM 1. Business

Company Overview

Altitude International Holdings, Inc., (the “Company”) is a vertically integrated high-performance sports, education, and technology company. We own and operate sports training and educational institutions, manufacture oxygen training chambers and manufacture atmospheric water generators. Our direct ownership of sports training and educational institutions positions us to directly benefit from our wellness initiatives contributing to best-in-class high-performance environments. Our mission is to redefine and revolutionize athletic preparation and training, while providing relief, opportunity, and wellness to those that need it the most.

We operate through the following wholly owned subsidiaries: Breunich Holding, Inc., a Delaware corporation (“BHI”), Altitude International, Inc., a Wisconsin corporation (“Altitude Chambers”), Rush Education LLC (“Rush Education”), a Florida limited liability company, Altitude Sports Management Corp., a Wisconsin corporation (“Altitude Sports Management Corp.”), ITA-USA Enterprise, LLC, a Florida limited liability company (“Altitude Academies” or “Club Med Academies”), CMA Soccer, LLC, a Florida limited liability company (“CMAS”), Trident Water, LLC, a Florida limited liability company (“Altitude Water”), Altitude Wellness, LLC, a Florida limited liability company (“Altitude Wellness”), NVL Academy, LLC, a Florida limited liability company (“Altitude Volleyball”), North Miami Beach Academy LLC, a Florida limited liability company (“NMBA”), and Altitude Online, LLC, a Florida limited liability company (“Altitude Online Learning”).

Business Revenue Streams

We operate across four revenue streams: (i) Owned Sports Tuition Properties, (ii) Owned Academic / Other Properties, (iii) Rush Soccer, and (iv) Owned & Licensed Technology Properties, and (iv) Rush Soccer. Our revenue streams are presented in the table below:

Owned Sports Tuition Properties

Altitude sports properties consist of Altitude Academies, Altitude Volleyball, CMAS, and NMBA.

Altitude Academies provides tennis, golf, soccer, beach volleyball, and indoor volleyball programs specializing in the training and education of young aspiring student-athletes from around the world, providing a pathway from elementary school to college to the professional ranks. The academies operate from the Sandpiper Bay Resort, providing a setting with infrastructure to deliver excellence in education and sports training. The facilities include 5 classrooms, lecture rooms, theaters, 4 indoor conference areas, outdoor pavilions, 28 rooms of housing, multiple dining facilities, a fitness center, an 18 hole golf course, a state-of-the-art 8-court beach volleyball facility, a driving range, multiple putting and chipping greens, 21 tennis courts, an artificial turf soccer field, a basketball court, 3 pools (one 5-lane and a 25-meter lap pool), theaters, marinas, spa, and more. Altitude Academies also operates a proprietary educational model that currently focuses on blending sports and academics.

Academic Tuition Properties

With more than 35 years in education, Altitude’s blended approach to education ensures those who participate receive an excellent education, have the opportunity to attend some of the finest universities in the United States, and become life-long learners with a keen interest in high achievement. The academy is a registered accredited educational brick-and-mortar school with traditional classroom instruction utilizing an accredited curriculum in the State of Florida. We currently operate a highly regimented and customized brick-and-mortar delivery with a very low student to teacher ratio of 6:1-8:1 as well as 20:1 lecture sessions. Each student attends class 5.5-6 hours per day Monday through Friday with no academic session Friday night. In addition, attendees study in their discipline of choice, utilizing onsite facilities, for 5 hours per day. Currently, education initiative has 170 full-time students, with an average tuition rate of approximately $30,000 per student.

Altitude Online was established to support and address the global demand for distance learning. This is a natural extension of our existing brick-and-mortar academic operations. Through our Cognia™ Performance Accreditation issued by Cognia Global Commission, Altitude Online is fully accredited school. The economics of an online distance school presents a significant potential opportunity. Now students from around the world will have the opportunity to earn an American high school diploma in their home countries while attending Altitude Online. The curriculum for both the regular and distance delivery is digital with built-in course sequencing, pacing, and student, and parent-teacher transparency. There are 60 languages incorporated with the platform, making it easy to onboard students from around the world. Altitude can support the destination student residing in Port Saint Lucie, Florida, as well as students in the United States or around the world.

Licensed Technology Properties

Altitude Water manufactures Atmospheric Water Generators (“AWGs”). AWGs produce pure water through the condensation process. Our AWGs range from smaller residential, light commercial, and heavy-duty military-grade machines. The machines supply up to 12, 100, and 200 gallons of water per day and cost approximately $4,000 to $75,000 per unit.

Altitude Chambers specializes in creating uniquely engineered, membrane-based designs for simulated altitude training environments. Altitude Chambers entered into an exclusive, perpetual licensing agreement with Sporting Edge UK Ltd., Inc. (“Sporting Edge UK”), a UK company, which granted Altitude International, Inc. a license and access to Sporting Edge’s intellectual property and proprietary technology related to properly engineered, membrane-based designs for simulated altitude training equipment. The product line ranges from personal at-home use machines to fully integrated environmental rooms and chambers. Altitude has the licensing rights to use all technology to manufacture the products and to sell them (directly or through distributors) in North, Central, and South America. The manufacturing of the environmental rooms and chambers takes place in the United States.

Altitude Wellness was formed to focus on helping its future members reach their individual health goals by offering various experiences that enhance the way members look and feel. Multiple modalities ranging from altitude chambers, cryo chambers, ozone chamber, red light therapy, IV therapy, infrared sauna, and neuro feedback are just a few of the treatments that will be available.

Rush Soccer

RUSH Soccer is a national competitive youth soccer club that administers boys’ and girls’ teams internationally (the “RUSH Programs”) with proprietary training methodology, documentation and materials (the “RUSH Materials”), proprietary technologies and platforms (the “RUSH Technologies”), and a database of individuals (the “RUSH Database”). According to Top Drawer Soccer, Rush operates the world’s largest soccer organization with over 47,000 players across 142 local clubs. In its 25-year history, Rush has helped propel over 91 athletes to the professional level. Through Altitude’s partnership with Rush, we have established Rush Altitude as our premier soccer academy, and we are pleased to offer the tens of thousands of Rush players and their families opportunities through our facilities and other offerings.

Altitude Hospitality Transactions and Divestiture

In September 2022, Altitude Hospitality, LLC (“Altitude Hospitality”), then our wholly owned subsidiary, entered into a series of transactions related to the control of the operations of the Sandpiper Bay Resort in Port St. Lucie, Florida (the “Resort”) (formerly the ClubMed Sandpiper Bay), the property at which we operate our sports academies businesses. These transactions with Altitude Hospitality and the divestiture of all the membership interests of Altitude Hospitality on March 6, 2023, are further described below.

Purchase Agreement

On April 27, 2022, the Company entered into a Purchase and Sale Agreement (the “Property PSA”) for the purchase by the Company of the 216-acre, 335-room, Port St. Lucie, Florida property formerly operated under the name “Club Med Sandpiper Bay” (the “Property”) from Sandpiper Resort Properties, Inc. and Holiday Village of Sandpiper, Inc. (collectively, “Sandpiper”). Pursuant to the terms of the Property PSA the Company was allowed to assign its rights under the Property PSA.

On September 2, 2022, the Company assigned to Altitude Hospitality its rights under the Property PSA. On September 2, 2022, Altitude Hospitality and STORE Capital Acquisitions, LLC, a Delaware limited liability company (“STORE”) entered into a purchase and sale agreement (the “STORE PSA”) whereby Altitude Hospitality agreed to designate STORE as the grantee under the deed from Sandpiper for purchase price of $55,000,000 to be paid to Sandpiper by STORE. The title to the Property was conveyed to STORE through the Property PSA in a simultaneous closing.

Through the agreements described below, Altitude Hospitality operates the resort as “Sandpiper Bay Resort” under the “Trademark Collection® by Wyndham”.

Financing Agreement

Concurrently with the assignment of the Property PSA and the ultimate purchase of the Property by STORE, Altitude Hospitality entered into a lease agreement with STORE for Altitude Hospitality’s lease and use of the Property through September 30, 2042, with five-year extension options through 2062 (the “Lease”). The base annual rental under the Lease is $4,400,000, subject to certain adjustments, and the security deposit required is $6,600,000.

The Company agreed to unconditionally guarantee the payment and performance of Altitude Hospitality under the Lease until all obligations are paid under the Lease. Any debt of the Company is and will be subordinated to the indebtedness of Altitude Hospitality to STORE under the Lease. The guarantee of the Company under the Lease has not been removed or assigned despite the divestiture described below.

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

Management Agreement

On August 6, 2022, the Company and Altitude Hospitality LLC, entered into a Hotel Management Agreement (the “Management Agreement”) with Our Town Hospitality LLC doing business as OTH Hotels Resorts, a Virginia limited liability company (the “Manager”).

Loan Agreement

On September 2, 2022, the Company, Altitude Hospitality and Trident Water, LLC, a Florida limited liability company (collectively, the “Borrowers”) entered into a Loan Agreement with FVP in its capacity as administrative agent, among others (the “September Loan Agreement”), and ancillary documents including an Exclusivity Agreement, Revenue Share Agreement, Security Agreement, and Payment Guaranty (each as defined in the September Loan Agreement) under which the Borrowers borrowed Fifteen Million Dollars ($15,000,000) with an interest rate per annum of SOFR (with a 2% floor) + thirteen percent (13%) and a maturity date of September 2, 2025 (with an option to extend one additional year if certain conditions are met) (the “September Loan”). In addition, amounts due under earlier bridge loans by the lender to the Company in amounts totaling $3,250,000 were included in the September Loan Agreement and had a maturity date of the earlier of (i) November 30, 2022, or (ii) the date the Company uplists to NASDAQ. As additional consideration for the September Loan, FVP or its designees received 102,754,802 restricted shares of common stock of the Company (the “Loan Consideration Shares”).

Pursuant to the Revenue Share Agreement, Altitude Hospitality agreed to pay FVP an amount equal to twenty percent (20%) of all net operating income (the “Revenue Share”) for such calendar quarter (on a cumulative basis).

Pursuant to the Exclusivity Agreement, the Company and its subsidiaries agreed to use Feenix Payment Systems, LLC (“FPS”) as the exclusive agent to provide credit card processing and related services. The Exclusivity Agreement shall remain in effect until one year after all obligations under the September Loan Agreement have been satisfied.

Pursuant to the Security Agreement and Payment Guaranty, the Company’s wholly owned subsidiaries (except for Rush Education, LLC) have agreed to guarantee the Borrowers’ obligations under the Loan and have pledged their equity and granted a security interest in all their assets.

The September Loan contains customary representations, warranties, covenants, indemnification, and other terms for transactions of a similar nature.

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

Default under September Loan Agreement

On December 8, 2022, the Company received a “Notice of Events of Default; Reservation of Rights; and Notice of Default Interest Accrual” letter (the “Default Notice”) from FVP. The Default Notice was in regard to the September Loan Agreement and designated two events of default under the September Loan Agreement, including the failure to obtain deposit account control agreements and failure to pay the amount of $3,250,000 by November 30, 2022. The Default Notice declared that effective as of November 30, 2022, the interest rate under the Loan Agreement will be charged at a default interest rate of twenty percent (20%) per year until all events of default are cured or waived in writing by FVP.

On December 16, 2022, the Company, Altitude Hospitality, LLC and Trident Water, LLC entered into an “Acknowledgment and Consent Agreement” (the “Consent Agreement”) with FVP, the administrative agent for certain lenders, and certain lenders relating to the Default Notice and default by the Company under the September Loan Agreement. Under the terms of the Consent Agreement, FVP agreed to make one or more advances to Altitude Hospitality (or directly to any applicable payee) by disbursing, in their sole and absolute discretion, up to an aggregate amount of $1,250,000.00 of the proceeds of the Growth Capital Loan defined in the September Loan Agreement on deposit in the Interest Reserve Account (as defined in the September Loan Agreement) to be used solely for working capital expenditures of Altitude Hospitality.

In exchange for this advance, the Company and its subsidiaries acknowledged liability under the September Loan Agreement, waived certain rights and cure periods, and released FVP and the lenders from claims.

Settlement Agreement and Divestiture of Altitude Hospitality

On March 6, 2023, the Company, Altitude Hospitality and Trident Water, LLC, together with the Company’s wholly owned subsidiaries entered into a Settlement Agreement (the “Settlement Agreement”) with FVP, and certain lenders (collectively, the “Loan Parties”). The Settlement Agreement relates to events of default by the Company under the September Loan Agreement.

Under the terms of the Settlement Agreement, the Company agreed to assign 100% of the membership interests of Altitude Hospitality to FVP’s designee.

In consideration for the assignment of the membership interests of Altitude Hospitality, the existing debt owed by the Company to the lenders under the September Loan Agreement was reduced by an amount of $18,255,476.11 (the “Partial Satisfaction Amount”). The Loan Parties also agreed to enter into a new loan agreement (the “New Loan Agreement”) in favor of the lenders with a principal amount of $750,000 to be used to pay off all existing amounts due under the September Loan Agreement. Upon the execution of the Settlement Agreement and the New Loan Agreement, all remaining existing debt owed by the Loan Parties under the September Loan Agreements was satisfied in full and the September Loan Agreement terminated, subject to certain limited contingent indemnification obligations that survive the termination and repayment.

Gregory Breunich, the manager of Altitude Hospitality resigned from Altitude Hospitality as required by the Settlement Agreement. Gregory Breunich will continue to serve as the Company’s CEO and Chairman.

As a result of the assignment of Altitude Hospitality under the Settlement Agreement, all agreements previously executed by Altitude Hospitality were also assigned to FVP’s designee. These assignments include the Property PSA with STORE, the Lease with STORE, the Membership Agreement with the Franchisor, the Disbursement Agreement with STORE and the Management Agreement with the Manager.

New Loan Agreement

On March 6, 2023, in connection with the execution of the Settlement Agreement, the Company and Trident Water, LLC, entered into the New Loan Agreement with FVP and the lenders. The proceeds of the New Loan Agreement, in the original principal amount of $750,000, were used to settle the September Loan Agreement and no cash was received by the Company.

Under the terms of the New Loan Agreement, the maturity date of the loan is June 30, 2025, and the Company and the Loan Parties agreed to pay an interest rate of twelve percent (12%) per annum. Through September 2024, the Company shall make interest only payments under the New Loan Agreement, after which it will make payments of $7,500 per month plus accrued interest until the maturity date, at which point all amounts due under the New Loan Agreement shall be paid.

In connection with the New Loan Agreement, the Company also entered into several related documents. These include a Payment Guaranty through which the Company agreed that its wholly owned subsidiaries would guarantee the New Loan Agreement, a Security Agreement securing the debt, Promissory Notes in favor of the Lenders under the Loan Agreement, and a Third Amended and Restated Exclusivity Agreement with FPS governing the merchant services utilization of credit card processing and other related services provided by FPS to the Company and its subsidiaries.

The New Loan Agreement contains customary representations, warranties, covenants, indemnification, and other terms for transactions of a similar nature.

Upon the execution of the Settlement Agreement and the New Loan Agreement, FVP issued a payoff letter to the Company regarding the payment in full of the September Loan Agreement.

Our sports academies, which we have operated on the Property for thirteen years, continue to operate.

Market Opportunity

The Company’s core revenue generators are uniquely positioned in the sport and education space. The founders of Altitude have a long history in blending the benefits of sports, education, hospitality, and real estate development to create their own sustainable integrated marketplace. The global Rush Soccer relationship adds to and complements this strategy. With the Rush transaction, the Company consolidated 142 clubs and more than 47,000 soccer players in the United States alone, positioning the Company for significant growth through multiple levels of programming offerings to the Rush constituents. Altitude has the opportunity to increase the Rush membership fee per player and as a result positively impact the average $800 club fee currently being generated by approximately 300 average paying members per club. In addition, Altitude expected to onboard approximately 90 additional clubs to the Rush platform.

Altitude’s current destination full-time and weekly tuition operations are recognized among the top international sports academies in the world. Its current location on 238 acres with more than 3,000 feet of waterfront in Port Saint Lucie, Florida, makes Altitude an attractive academy destination globally.

Growth Strategy

Altitude is focused on continued increase in volume and capture rate in its core tennis, golf, soccer, and volleyball tuition operations. The Company hopes to be able to add additional categories of tuition programming like basketball, lacrosse, etc. in the coming years.

The addition of Altitude Online will allow for growth in our academic component with our distance learning offering to our customers. Through the acquisition of Rush Soccer, Altitude will implement added programs on the full-time, weekly, tournament, and regional soccer schools and transaction fees and member dues with growth.

Competitive Strengths

Our strengths reside in our 40-year management history, methodology and method of delivery, our ability to execute, our infrastructure and location, our price in the market, and the fact that we are founding pioneers in the sports academy industry.

BUSINESS

Overview

Altitude International Holdings, Inc., is a holding company comprised of multiple scalable related revenue streams that together create a vertically integrated high-performance sports, education, and technology group. We own and operate sports training and educational institutions, manufacture oxygen training chambers and manufacture atmospheric water generators. Our direct ownership of sports training and educational institutions positions us to directly benefit from our wellness initiatives contributing to best-in-class high-performance environments. Our mission is to redefine and revolutionize athletic preparation and training, while providing relief, opportunity, and wellness to those that need it the most.

Our sports and education properties comprise what is currently known as Altitude Academies. Our wholly owned subsidiary, Altitude International, Inc. manufactures a variety of world-class hypoxic training chambers, which enables competitive athletes of all kinds to train in a simulated high-altitude environment. This controlled oxygen-deficient environment coupled with specific training protocols achieves numerous scientifically proven benefits in athletic development. Altitude is in the process of planning and implementing its high-performance wellness center, Altitude Wellness, LLC, in its headquarters in Port Saint Lucie, Florida to serve as the reoccurring revenue model for Altitude’s chamber technology. The Company projects opening in late 2023 or 2024. Altitude Water manufactures several types of Atmospheric Water Generators (“AWG”) ranging from small residential and light commercial to heavy-duty military-grade machines designed for larger-scale uses. Altitude Water’s next-generation air-to-water machines and our proprietary “EnviroGuard” purification system controlled by our proprietary software produce some of the purest and finest drinking water in the world. Altitude Water’s drinking water is highly oxygenated, ideally suited for athlete hydration amid competitive performance.

Altitude’s growth initiatives include scaling the existing tuition categories, potentially adding new categories in sports, arts, and sciences in the coming years, pursuing a consolidation strategy within the soccer club system in the United States, and growing our accredited academic model. The management team of Altitude is well versed in developing an ecosystem where the business sectors drive network and growth impact between one another, providing increased earnings and value to the Altitude operating subsidiaries.

Rush Soccer

On March 7, 2022, Altitude Soccer entered into a Management Consulting and License Agreement (the “RUSH Agreement”) with Soccer Partners America, a Colorado not-for-profit corporation (“RUSH Soccer”). Rush Soccer is a nationally competitive youth soccer club network that administers boys’ and girls’ teams internationally (the “RUSH Programs”) with proprietary training methodology, documentation, and materials (the “RUSH Material”), proprietary technologies and platforms (the “RUSH Technologies”), and a database of individuals (the “RUSH Database”). The Company issued 10,000,000 shares of common stock for the acquisition. According to Top Drawer Soccer, RUSH operates the world’s largest soccer organization with over 47,000 players across 142 local clubs. In its 25-year history, RUSH has helped propel over 91 athletes to the professional level.

Pursuant to the terms of the RUSH Agreement, CMAS agreed to administer, deliver, and develop the RUSH Programs for an initial term of 10 years, with further automatic renewals for two five-year terms. RUSH Soccer has granted CMAS an exclusive license to use the RUSH Soccer name, their logo, the RUSH Materials, and the RUSH Technologies in connection with the operation, marketing, and exploitation of full time, school semester, school year and short time weekly, junior, adult, professional and family, boarding and non-boarding soccer programs. In addition, RUSH Soccer’s long-term partnership with Capelli Sport, in which the company is the official uniform, retailer and fan gear supplier to RUSH Soccer, provides a complementary revenue stream for Altitude.

In connection with the RUSH Agreement, the Company has hired all of the employees of RUSH Soccer to manage the RUSH Programs. In addition, CMAS agreed to keep full and complete books of account and such other records reflecting the operations of the RUSH Programs and shall be responsible for all of the expenses related to the Rush Programs.

Business Revenue Streams

We operate across four revenue streams: (i) Owned Sports Tuition Properties, (ii) Academic Tuition Properties, (iii) Rush Soccer, and (iv) Sport Technology Properties. Our revenue streams are presented in the table below:

We operate through the following wholly owned subsidiaries: Breunich Holding, Inc., a Delaware corporation (“BHI”), Altitude International, Inc., a Wisconsin corporation (“Altitude Chambers”), Rush Education LLC (“Rush Education”), a Florida limited liability company, Altitude Sports Management Corp., a Wisconsin corporation (“Altitude Sports Management Corp.”), ITA-USA Enterprise, LLC, a Florida limited liability company (“Altitude Academies” or “Club Med Academies”), CMA Soccer, LLC, a Florida limited liability company (“CMAS”), Trident Water, LLC, a Florida limited liability company (“Altitude Water”), Altitude Wellness, LLC, a Florida limited liability company (“Altitude Wellness”), NVL Academy, LLC, a Florida limited liability company (“Altitude Volleyball”), North Miami Beach Academy LLC, a Florida limited liability company (“NMBA”), and Altitude Online, LLC, a Florida limited liability company (“Altitude Online Learning”).

Altitude Sports Tuition Properties

Altitude sports properties consist of Altitude Academies, Altitude Volleyball, CMAS, and NMBA.

Altitude Academies provides tennis, golf, soccer, beach volleyball, and indoor volleyball programs specializing in the training and education of young aspiring student-athletes from around the world, providing a pathway from elementary school to college to the professional ranks. The academies operate from the Sandpiper Bay Resort, providing a setting with infrastructure to deliver excellence in education and sports training. The facilities include 5 classrooms, lecture rooms, theaters, 4 indoor conference areas, outdoor pavilions, 28 rooms of housing, multiple dining facilities, a fitness center, an 18 hole golf course, a state-of-the-art 8-court beach volleyball facility, a driving range, multiple putting and chipping greens, 21 tennis courts, an artificial turf soccer field, a basketball court, 3 pools (one 5-lane and a 25-meter lap pool), theaters, marinas, spa, and more. Altitude Academies also operates a proprietary educational model that currently focuses on blending sports and academics.

Academic Tuition Properties

With more than 35 years in education, Altitude’s blended approach to education ensures those who participate receive an excellent education, have the opportunity to attend some of the finest universities in the United States, and become life-long learners with a keen interest in high achievement. The academy is a registered accredited educational brick-and-mortar school with traditional classroom instruction utilizing an accredited curriculum in the State of Florida. We currently operate a highly regimented and customized brick-and-mortar delivery with a very low student to teacher ratio of 6:1-8:1 as well as 20:1 lecture sessions. Each student attends class 5.5-6 hours per day Monday through Friday with no academic session Friday night. In addition, attendees study in their discipline of choice, utilizing onsite facilities, for 5 hours per day. Currently, education initiative has approximately 192 full-time students, with an average tuition rate of approximately $30,000 per student.

Altitude Online was established to support and address the global demand for distance learning. This is a natural extension of our existing brick-and-mortar academic operations. Through our Cognia™ Performance Accreditation by the Cognia Global Commission, Altitude Online is fully accredited school. The economics of an online distance school presents a significant potential opportunity. Now students from around the world will have the opportunity to earn an American high school diploma in their home countries while attending Altitude Online. The curriculum for both the regular and distance delivery is digital with built-in course sequencing, pacing, and student, and parent-teacher transparency. There are 60 languages incorporated with the platform, making it easy to onboard students from around the world. Altitude can support the destination student residing in Port Saint Lucie, Florida, as well as students in the United States or around the world.

Altitude Academies provides tennis, golf, soccer, beach volleyball, and indoor volleyball programs specializing in the training and education of young aspiring student-athletes from around the world, providing a pathway from elementary school to college to the professional ranks. Altitude Academies also operates a proprietary educational model that currently focuses on blending sports and academics.

The business model is scalable to other disciplines, i.e., the arts and science sectors. All disciplines offered at the academies are delivered under the same operational footprint. Altitude Academies is a tuition-based business that hosts boarding and non-boarding students from approximately 40 nations. The majority of attendees participate on a school year semester basis, residing with Altitude Academies 287-days out of the year. Students arrive in August and finish up in May in a given school year. Others who participate come to the academy weekly throughout the year. Tuition for the Altitude Academies programs range from approximately $51,000 (non-boarding) to approximately $67,000 (boarding) for each school year. Altitude alumni have received both academic and sports scholarships at all collegiate levels throughout the country.

The programs are delivered by world-class directors and coaches and key administrated support is centrally supported with marketing, sales, and back-office support.

●	Gabriel Jaramillo, an officer of Altitude International Holdings, Inc., leads tennis. Mr. Jaramillo and Gregory Breunich, working alongside Nick Bollettieri, have a long-standing reputation for having assisted in the building and development of many of the finest professional athletes ever to play the game of tennis (e.g., Agassi, Sampras, Kournikova, Sharapova, Seles, and the Williams sisters) in the world.

●	Matthew Fields leads the golf program with an extensive background as the former head of the International Junior Golf Academy. Mr. Fields has assisted in the development of Morgan Hoffman, ShanShan Feng, Richy Werenski, and Stephanie Meadow.

●	Piotr and Kaya Marciniak – both current AVP Professional Beach players and former Poland Indoor National Team players. Mellissa Piazza is a former All-American in the US Collegiate indoor volleyball circuit. These three individuals round out the team for Altitude’s volleyball offerings.

●	Ferdinando De Mattheis a Soccer Hall of Fame Coach who has coached four teams in Italy and one team in the U.S., heads up our soccer operations.

The programs follow a sport-specific methodology employing in-depth cyclical training plans covering all aspects of player development. All sports at the academies require a long-term outlook for building a sound and complete athlete. There are two groups and two shifts of training every morning and afternoon with academics alternated in the same manner. In the programs, there are full-time, short-time, junior, and professional regimens available, each focusing on the building process designed to ensure participants’ long-term success. Over the directors’ 40-year history, the program has placed thousands of kids into every national college division and trained and placed hundreds of athletes into the professional ranks.

Marketing and Customers

Our academies market internationally to a target audience of young soccer, volleyball, tennis and golf players and their families through websites and social media channels, delivering in-person clinics in specific regions. Our academies have developed a global agent network that refers athletes, students, professional and college teams from Europe, Asia, North America, and South America. Their target audience comprises young individuals possessing the passion and drive to excel as collegiate and professional athletes. Because our academies offer training and education to student-athletes from around the world, the academic model also provides support in language and cultural awareness as students acclimate to our unique environment.

North Miami Beach Academy LLC

NMBA was formed in Florida in February 2010. Through a bid process, the City of North Miami Beach awarded NMBA the right to operate a stand-alone academy at Judge Arthur Snyders Tennis Center. The bid process occurs every three to four years. The bid is currently underway for another term. In the event Altitude is not successful winning the re-bid, we have already taken precautions and moved the education component of the business and secured the tennis courts at Florida International University Bay Biscayne campus (“FIU”) in North Miami. The new relationship with FIU may prove to be a long-term academy operation for Altitude whether we win or lose the bid.

NMBA is a unique academy operation in the heart of North Miami Beach. The market initiative targets a 20-minute radius around the Academy address. The location is very close to Aventura, Sunny Isles, and Bal Harbor. The demographics in this area have an extremely high culturally diverse draw and a broad array of wealthy customers. Word of mouth, websites, social media channels, and the high demographic local market deliver the traffic for this business. The business has significant margin opportunities on small revenue, low volume, and low cost. Public park relationships represent a significant growth opportunity for Altitude’s academy businesses.

Altitude’s Education Properties

Altitude’s education properties reside in Altitude Academies under the school name Club Med Academies, NMBA and Altitude Online Learning. Club Med Academies and Altitude Learning operate on-site at the Company’s headquarters in Port Saint Lucie, Florida and the NMBA Academy academic component operates on-site at Florida International University on the Bay Biscayne campus. All entities have Cognia™ Performance Accreditation by the Cognia Global Commission (“Cognia”). Cognia accreditation encompasses the NCA Commission on Accreditation and School Improvement, the Northwest Accreditation Commission, and the SAC’s Commission on Accreditation and School Improvement. Anywhere in the world where Altitude opens a school, it is accredited on day one upon opening.

Altitude Academies’ learning model is a proven platform focused on developing learning skills, competitive competence, and social and cultural awareness. The multi-block training delivery system promotes assimilation and applied learning accelerating progress amongst the student-athletes that attend. The learning model is shown in the following image below.

Altitude Online, LLC was recently established in 2021 to support and address the global demand for distance learning. This is a natural extension of our existing brick-and-mortar academic operations. Through our Cognia™ Performance Accreditation by the Cognia Global Commission, Altitude Online Learning is fully accredited. The economics of an online distance school presents a significant potential opportunity. Now students from around the world will have the opportunity to earn an American diploma in their home countries while attending Altitude Online. The curriculum for both the regular and distance delivery is digital with built-in course sequencing, pacing, and student, and parent-teacher transparency. There are 60 languages incorporated with the platform making it easy to onboard students from around the world. Altitude can support the destination student residing in Port Saint Lucie, Florida, as well as students in the United States or around the world. Effectively the student-athlete will be able to receive and American diploma from onsite or internationally from Altitude’s educational offering.

Altitude Technology Properties

Sport Technology Properties

Altitude Water manufactures Atmospheric Water Generators (“AWGs”). AWGs produce pure water through the condensation process. Our AWGs range from smaller residential, light commercial, and heavy-duty military-grade machines. The machines supply up to 12, 100, and 200 gallons of water per day and cost approximately $4,000 to $75,000 per unit.

Our Competitive Strengths

AWGs extract water from humid ambient air and render it potable, making it safe for drinking. Altitude Water uses its patented process to distinguish itself from the competition by not only providing potable water but adds the element of providing oxygenated water. Altitude Water can provide the benefits of oxygenated water. It allows for better absorption for the body’s cells based on osmosis through a sustainable product that can make water even in areas where it may not always be readily available. Thus, Altitude Water operates within the pure water generation industry as well as the oxygenated water industry, carving out a unique niche product market for customers. The competitive advantage of Altitude Water’s patented ozone purification process is that it keeps the water and the system free from contaminants. Altitude Water’s process is also green, sustainable, and lowers the carbon footprint. Altitude Water offers several levels of its AWGs at various price points, enabling it to target a larger variety of potential customers.

Competition

In our water purification segment, we face competition from other companies, such as Genaq, Watergen USA, SunToWater Technologies, and Synergy Science. The Company believes that there is a high barrier for entry and will require capital. The Company believes it can compete with these other companies due to the experience of our team and the EnviroGuard™ utility patented process introducing ozone into the water cycle. This patented process sets the Company apart from its competitors.

Marketing and Customers

Altitude Water targets consumers who have a need for pure drinking water and do not want to rely on bottled water due to storage problems and environmental issues with plastic bottles. The market for the smaller Trident 12 model is residential and offices that have the traditional 5-gallon dispenser with bottled water. For the commercial units (T-100 and T-200), the customers need to overcome supply chain and logistical issues to have a reliable source of pure drinking water such as the United States Armed Forces and humanitarian relief organizations. The patented process within the AWGs appeals to forward-thinking, environmentally conscious clients, due to the purity of the water as well as the ability for ozonated water to cleanse bacteria from the tubing that traditional methods such as UV lights and reverse osmosis filtration are unable to address.

Altitude Chambers: Climate-Controlled Rooms

Altitude Chambers specializes in creating uniquely engineered, membrane-based designs for simulated altitude training environments. Altitude Chambers entered into an exclusive, perpetual licensing agreement with Sporting Edge UK Ltd., Inc. (“Sporting Edge UK”), a UK company, which granted Altitude International, Inc. a license and access to Sporting Edge’s intellectual property and proprietary technology related to properly engineered, membrane-based designs for simulated altitude training equipment. The product line ranges from personal at-home use machines to fully integrated environmental rooms and chambers. Altitude has the licensing rights to use all technology to manufacture the products and to sell them (directly or through distributors) in North, Central, and South America. The manufacturing of the environmental rooms and chambers takes place in the United States.

There are three unique elements to our systems:

●	Sophisticated touch screen control systems capable of integrating the control of simulated altitude, temperature and humidity.

●	A unique design of air separation unit with only a single active part that provides for ultra-reliable operation and a design life of greater than fifteen years.

●	Proven training protocols that allow the desired training benefits to be achieved.

The impact of COVID-19 stalled most sports activities, including closures and no season, for much of 2020 and 2021. However, in recent months, the Company has experienced a renewed interest in the university, college, military, and therapy sectors and professional sports teams.

Our Competitive Strengths

We believe the industry operating environment is ready for our simulated altitude training environments. The blended business approach that Altitude has adopted has substantiated our climate-controlled rooms in the marketplace through education and applied use of our systems and protocols. In the academies’ operations alone, participants attend from 40 nations around the world. Professional athletes and professional teams utilize the facilities from Europe, South America, and Asia.

Competition

Currently, membrane-based technology is not being well used in the United States. In North America, there exist some companies that provide altitude training masks, but the equipment is on a much smaller scale, intended for personal use. This type of equipment employs PSA technology, which has reliability issues and a restricted altitude capacity. There have been recent climate-controlled chamber successes in therapy and rehab environments. While used in the United States and North America, much of the membrane-based technology reflects continued use on a more personal basis. Our competitors include companies such as Ace Cleaning Systems and ClarityFresh.

Marketing and Customers

We plan to market to franchise, college, military and therapy institutions interested in installing climate-controlled chambers in their performance facilities. Our outreach utilizes far-reaching relational capital as the point of entry for prospective targets. Our products and services support junior, adult, and professional individuals.

Altitude’s second demonstration facility to be installed and used at Altitude Academies will serve as headquarters.

Our Wellness Offerings

Altitude Wellness will focus on helping its future members reach their individual health goals by offering various experiences that enhance the way members look and feel. Multiple modalities ranging from altitude chambers, cryo chambers, ozone chamber, red light therapy, IV therapy, infrared sauna, and neuro feedback are just a few of the treatments that will be available.

The highly trained staff will include nurses, dietitians, trainers, therapists, and health specialists. Each will know the patient by name and be familiar with their profile, which will be completed on the Altitude App and available to the experience specialists upon each check-in. As of December 31, 2022, Altitude Wellness was not operating but projects being in operation in late 2023 or 2024.

Altitude Wellness’s business intends to operate in 3 different revenue streams:

1.	Membership: 300-400 members paying a monthly fee of $350 per person on average. With a firm commitment to a limited number of members, this will cause a sense of urgency and create a fear of missing out. This membership model and token-based platform is different from any other franchise on the market today. It will allow the franchise owner to know their minimum monthly revenue and budget expenses accordingly. The projections also call out for additional spending of members over and above the monthly membership cost. Corporate and group discounts of 5 or more will also help dramatically in the sales of memberships.

2.	Private Pay, Medical Pay and Corporate: This will include walk in business and daily rental of entire facility to corporations for their staff.

3.	Franchise: Altitude Wellness will franchise the concept to other locations around the country. A franchise company is currently engaged for proper set up and lead generation. Altitude Wellness franchise fee will be $40,000 plus 5% of gross plus an additional advertising fee. All fees and costs as well as scheduling of equipment will be coordinated through the Altitude App, which will hold the franchisee accountable for proper fees.

Our Competitive Strengths

One of the largest burdens our competitors carry are their build-out burden costs. To combat this, Altitude Wellness will use existing medical centers, such as our first location projected for 2022 in Sugar Land, Texas, in the range of 4,000+ square feet with approximately 10 separate offices. For the Sugar Land, Texas location, a lease is utilized. Future expansion will be dependent on the location and the situation. This will dramatically reduce costs for build out and execution. For location and start up projections, we used traditional averages of build out and office equipment. The executive team will use their relationships, construction knowledge, design expertise and smart buying power to make sure costs are held to a minimum with an outstanding product for the best pricing on look and all the equipment.

The value of using existing medical offices is that many are available due to the shift in demand for in-house patient contact. Parking is traditionally sufficient, locations are typically excellent, and the power and access for equipment lend itself for a perfect Altitude franchise. Target timing will be 90 days from lease signing to open for business.

Competition

In our wellness revenue stream, we face competition from companies such as The Drip Bar, Three Degrees Infrared Light Therapy, Chill Rx Cryotherapy, and Stretch Zone, to name a few. Restore Hyper Wellness is the industry leader with similar modalities, and their expansion and growth are impressive. The Restore plan is to have over 500 franchises by 2024. With over $200 billion a year spent in wellness related procedures; this industry is ready for a new leader. Altitude Wellness will be positioned to be the new leader and disrupter to the wellness industry – shifting how we approach wellness from reactive to proactive.

Marketing and Customers

Altitude Wellness unique membership program allows for flexibility in outreach and awareness. By developing a marketing program focusing on influencers and celebrity types, we intend to achieve low-cost marketing and target members of like-minded individuals. Each outreach membership will vary between the Silver, Gold, and Platinum membership, based on the success of the personality. Altitude will also have the ability to donate monthly memberships to many local organizations. Marketing and advertising will be done on a very specific target and demographic of the area. Through Instagram and Facebook advertisements, a local campaign per location will be established. Altitude Wellness will also use local advertising, influencers, celebrities as well as chamber lists and relationships with corporations to secure memberships. Altitude Wellness intends to utilize the wellness center for “renting” to local businesses for their employees, in blocks of time. The wellness center will also be “donated” to people in the community such as first responders, schoolteachers, victims of domestic violence and other organizations within the community to help “heal” people who may not have the means and resources to utilize our facility.

Corporate History

The Company was incorporated in the State of New York on July 13, 1994, as “Titan Computer Services, Inc.” It subsequently changed its name to Altitude International, Inc. and now to Altitude International Holdings, Inc.

Breunich Holding, Inc., a Delaware corporation, was incorporated on August 3, 2020.

Altitude International, Inc., a Wisconsin corporation, was formed in May 2017.

ITA-USA Enterprise, LLC (dba Altitude Academies), a Florida limited liability company, was formed in February 2010.

CMA Soccer, LLC (dba Altitude Soccer), a Florida limited liability company, was formed in November 2015.

NVL Academy, LLC (dba Altitude Volleyball), a Florida limited liability company, was formed in June 2014 and is the beach volleyball and indoor volleyball tuition-based operation for Altitude Academies.

North Miami Beach Academy LLC, a Florida limited liability company, was formed in February 2017. Through a bid process, the City of North Miami Beach awarded the right to operate a stand-alone park to NMBA in February 2017. NMBA is a stand-alone tennis and academic academy and park operating separately from Altitude Academies and its affiliates.

Trident Water, LLC (dba Altitude Water), a Florida limited liability company, was formed in August 2019.

Altitude Wellness, LLC, a Florida limited liability company, was formed in June 2021.

Altitude Online, LLC, a Florida limited liability company, was formed in November 2021.

Altitude Sports Management Corp., a Wisconsin corporation, was formed in April 2020.

On June 27, 2017, the Company entered into a Share Exchange Agreement (the “2017 Share Exchange”) with Altitude International, Inc. Pursuant to the terms of the 2017 Share Exchange, the Company agreed to issue 6,102,000 shares of its common stock to the individual shareholders of Altitude on a pro rata basis in exchange for receive 100% of the shares of Altitude. Following the 2017 Share Exchange, Altitude became a wholly owned subsidiary of the Company.

Following the 2017 Share Exchange, the Company, through its operating subsidiary, specializes in creating uniquely engineered, membrane-based designs for simulated altitude training environments. The product line ranges from personal at home use machines to fully integrated environmental rooms and chambers.

On February 13, 2018, the majority of the shareholders of the Company approved the amendment to the Articles of Incorporation to change the Company’s name from “Titan Computer Services, Inc.” to “Altitude International, Inc.” The purpose of the name change was to help further our brand identity reflect the major focus of our business operations, the manufacturing and distribution of products in the athletic training industry, specifically altitude training. On February 14, 2020, the majority of shareholders of the Company and the Board authorized a change in the Company’s name to “Altitude International Holdings, Inc.” to reflect more diversified operations going forward. On August 21, 2020, the name change was effected with the State of New York.

On February 10, 2021, The Company filed with the State of New York to increase the authorized shares of Common Stock of the Company to 600,000,000 shares.

On July 6, 2021, the Company entered into a Share Exchange Agreement (the “2021 Share Exchange Agreement”) with BHI, and the stockholders of BHI. BHI is a holding company with seven operating LLCs, including CMA Soccer, LLC, ITA-USA Enterprise LLC, Trident Water, LLC, North Miami Beach Academy LLC, NVL Academy, LLC, Six Log Cleaning & Sanitizing LLC, and Altitude Wellness, LLC. Pursuant to the terms of the 2021 Share Exchange Agreement, the Company agreed to issue 295,986,724 shares of its common stock to the stockholders of BHI in exchange for 100% ownership of BHI. The Company also agreed to issue 51 shares of its Series A Preferred Stock to Gregory Breunich as part of the 2021 Share Exchange Agreement. At the closing of the 2021 Share Exchange Agreement on July 23, 2021, Altitude acquired 100% ownership of BHI as a wholly owned subsidiary and all of its operating companies. BHI is now operating as a wholly owned subsidiary of the Company.

On July 26, 2022, the Company formed Altitude Hospitality LLC which was formed for the operations of the hotel resort leased on September 2, 2022. On March 6, 2023, the Company assigned Altitude Hospitality to FVP Servicing, LLC’s designee as part of a Settlement Agreement.

On July 28, 2022, the Company formed Rush Education LLC. On August 26, 2022, Rush Education registered as a foreign corporation in Hawaii. The Company projects Rush Education being operated in various states.

Intellectual Property

The Company’s license to Sporting Edge’s intellectual property is exclusive and is perpetual, with termination by Sporting Edge UK only upon uncured, material breach which includes non-payment of license fee in the amount of $1.00 per year. The annual license fee under the revised Sporting Edge License Agreement has been prepaid through 2032 as acknowledged by Sporting Edge.

In June 2021, Altitude Water acquired Patent No. 7272947 to protect its intellectual property regarding ozone purification in Atmospheric Water Generators. Prior to that, Altitude Water operated under a licensing agreement.

As of March 7, 2022, Altitude Soccer entered into a Management Consulting and License Agreement with Soccer Partners America, a Colorado not-for-profit corporation (“RUSH Soccer”) with proprietary training methodology, documentation, and materials, proprietary technologies and platforms, and a database of individuals. RUSH Soccer has granted CMAS an exclusive license to use the RUSH Soccer name, their logo, the RUSH Materials, and the RUSH Technologies in connection with the operation, marketing and exploitation of full time, school semester, school year and short time weekly, junior, adult, professional and family, boarding and non-boarding soccer programs.

Properties

Currently, the Company operates from a property located at 4500 SE Pine Valley Street, Port Saint Lucie, FL 34952. The Company does not currently have a lease for use of the property and is paying $150,000 per month for use of the property based on an oral agreement with FVP.

Seasonality

Full time academy business operates on a full-time basis twelve months a year, typical to a school operation. Sports training is a year-round program. Chamber sales is typically in the offseason but as sports programs are year-round, dependent on the sport, there is no seasonality.

Employees and Human Capital

We currently have a total of ninety-seven employees, consisting of seventy full-time employees and twenty-seven part-time employees.

Human capital management is critical to our ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, engaged in purpose-driven, meaningful work and have opportunities for growth and development. We are committed to creating and maintaining a work environment in which employees are treated with respect and dignity. We value our diverse employees and provide career and professional development opportunities that foster the success of our company. An effective approach to human capital management requires that we invest in talent, development, culture and employee engagement. We aim to create an environment where our employees are encouraged to make positive contributions and fulfill their potential. We emphasize our core values of innovation, encouragement, motivation, and curiosity with our employees to instill our culture and create an environment of growth and positivity.

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

Risks Related to Our Company

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission (“SEC”).

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

There are various default clauses in our agreements with lenders.

As part of the new loan agreement we entered into with FVP Servicing LLC as administrative agent for certain lenders on March 6, 2023, we agreed to specific default provisions and various potential situations that could trigger a default which could jeopardize the Company’s operations thereby potentially reducing the value of the Company.

We have substantial financial leverage.

Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment, and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or grow our businesses in the future.

Our financial leverage could negatively affect our business and financial results, including the following:

●	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, working capital, capital expenditures, future business opportunities, paying dividends or other purposes;

●	limit our ability to obtain additional financing for working capital, acquisitions, debt service requirements and other purposes;

●	adversely affect our ability to satisfy our financial obligations, including those related to our loan covenants;

●	limit our ability to refinance existing debt;

●	require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain financing or to modify the terms of existing obligations;

●	increase our vulnerability to adverse economic and industry conditions, and to interest rate fluctuations;

●	force us to issue additional equity, possibly on terms unfavorable to existing stockholders;

●	limit our flexibility to make, or react to, changes in our business and our industry; and

●	place us at a competitive disadvantage, compared to our competitors that have less debt.

We must comply with financial covenants.

Our loan agreements contain various financial covenants. They require us to maintain certain cash management standards and include a broad range of covenants restricting our ability to incur additional debt, make dividend payments, transfer or acquire assets, or increase executive employee compensation levels.

Some of the Company’s wholly owned subsidiaries have agreed to guarantee the obligations under the loan and have pledged their equity and granted a security interest in all their assets to the lender.

If the Company fails to pay back its loans when due, or restructure existing debt, events of default under the financing documents will occur.

Under the Loan Agreement with FVP Servicing, LLC, we are obligated to pay the $750,000 note by June 30, 2025. If we are unable to pay this loan when due, or obtain an extension on the payment due date, we will default on the loan and may be subject to business foreclosure proceedings and enforcement of the security agreement.

Our lenders effectively have the ability to consent to any material transaction involving the Company.

Due to the restrictions placed on the Company as a result of the Loan Agreement with FVP Servicing, LLC, as long as there are any outstanding amounts owed to the lender, lender may have to effectively consent to any transaction involving the Company, including transaction involving indebtedness, liens, a new line of business, transactions with affiliates, changing its principal place of business or chief executive office, amending or modifying its certificate of formation or incorporation, operating agreement, by-laws or other organizational documents, cancel or otherwise forgive or release any claim or debt, and sell, lease, assign, transfer or otherwise dispose of any property, consolidate with or merge into another entity, or acquire all or substantially all the assets of any other business, liquidate, dissolve or suspend its business operations, or acquire or permit an affiliate to acquire any loans or other debt securities, among other things. In the event lender does not consent to any such transaction, we may be prohibited (either effectively or otherwise) from completing a such transaction in the future, including, but not limited to a combination or acquisition which may be accretive to stockholders. Furthermore, lender may condition the approval of a future transaction, which conditions may not be favorable to stockholders.

The Company has used the assets of the Company and its subsidiaries as a guarantor for various financing agreements.

Should the Company default under the financing agreements described herein, including the Loan Agreement with FVP, and the default cannot be cured, the assets of all subsidiaries could be at jeopardy due to the guaranty signed by the Company and the majority of its subsidiaries. Further, the Company is still a corporate guarantor on the Lease Agreement with STORE Capital Acquisitions, LLC, despite no longer being a party to that Lease following the Settlement Agreement. This is a significant risk for the Company because the Company does not have control over how the new management of Altitude Hospitality will operate the entity and whether or not it will meet its existing obligations under the Lease Agreement and other agreements. If the new management of Altitude Hospitality defaults under the Lease Agreement, the Company and its subsidiaries may be at risk of foreclosure and litigation.

Gregory Breunich, the CEO and Chairman of the Company, has personally guaranteed various finance agreements.

Mr. Breunich has provided personal guarantees in certain acts of default under various finance agreements. Should the Company default and Mr. Breunich is unable to personally rectify the default, the default could jeopardize the Company’s operations thereby potentially reducing the value of the Company. Further, Mr. Breunich is still a guarantor on the Lease Agreement with STORE Capital Acquisitions, LLC, despite no longer being a party to that Lease following the Settlement Agreement.

If we are unable to anticipate consumer preferences or to effectively develop, market and sell future products, our future revenues and operating results could be adversely affected.

Our future success in some of our wholly owned subsidiaries (such as Trident Water’s water machines and Altitude International’s altitude chambers) depends on our ability to effectively develop, market, and sell new products that respond to new and evolving consumer preferences. Accordingly, our revenues and operating results may be adversely affected if we are unable to develop or acquire rights to new products that satisfy consumer preferences. In addition, any new products that we market may not generate sufficient revenues to recoup their acquisition, development, production, marketing, selling and other costs.

Decline in consumer spending would likely negatively affect our product revenues and earnings.

Success of each of our new products offered by some of our operating divisions depends substantially on the amount of discretionary funds available to our customers, including universities, sports teams, and gym owners. Global credit and financial markets have experienced extreme disruptions in the recent past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that similar disruptions will not occur in the future. Deterioration in general economic conditions may depress consumer spending, especially spending for high-end athletic products such as ours. Poor economic conditions could in turn lead to substantial decreases in our net sales or have a material adverse effect on our operating results, financial position, and cash flows.

Government regulatory actions could disrupt our marketing efforts and product sales.

Various international and U.S. federal, state, and local governmental authorities, including the Federal Trade Commission, the Consumer Product Safety Commission and the SEC, regulate our product and marketing efforts. Our revenue and profitability could be significantly harmed if any of these authorities commence a regulatory enforcement action that interrupts our marketing efforts, results in a product recall or negative publicity, or requires changes in product design or marketing materials.

In addition, our business and operations are subject to a variety of regulatory requirements in the United States and abroad, including, among other things, with respect to labor, tax, and data privacy. Compliance with these regulatory requirements may be onerous and expensive, especially where these requirements are inconsistent from jurisdiction to jurisdiction or where the jurisdictional reach of certain requirements is not clearly defined or seeks to reach across national borders. Regulatory requirements in one jurisdiction may make it difficult or impossible to do business in another jurisdiction. We may also be unsuccessful in obtaining permits, licenses or other authorizations required to operate our business. While we have implemented policies and procedures designed to achieve compliance with these laws and regulations, we cannot be sure that we or our personnel will not violate applicable laws and regulations or our policies regarding the same.

Currency exchange rate fluctuations could result in higher costs, reduced margins, or decreased international sales.

Some key components in our altitude chambers and water machines may be manufactured outside of the U.S. and, therefore, currency exchange rate fluctuations could result in higher costs for our products or could disrupt the business of independent manufacturers that produce our products, by making their purchases of raw materials more expensive and more difficult to finance. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we, our customers or our suppliers conduct business. Past fluctuations in currency exchange rates versus the U.S. dollar have caused our costs for certain products to increase, reducing our margins and cash flows. Similar fluctuations and cost increases may occur in the future. If we are unable to increase our selling prices to offset such cost increases, or if such increases have a negative impact on sales of our products, our revenues and margins would be reduced, and our operating results and cash flows would be negatively impacted. In addition, a portion of our revenue may be derived from sales outside the U.S. in our territory including Canada, Central and South America. Currency rate fluctuations could make our products more expensive for foreign consumers and reduce our revenue, which would negatively affect our operating results and cash flows.

The markets in which we operate are highly competitive, both within the United States and internationally.

We face competition from a variety of other domestic and foreign companies. We face competition from alternative providers of the services and programs we offer and from other forms of sports activities in a rapidly changing and increasingly fragmented environment. Given the dynamic evolution of the industry, it can be difficult to plan strategically, and it is possible that competitors will be more successful than us at adapting to the changing landscape and pursuing business opportunities. As some of our competitors have financial resources that are greater than ours, they may spend more money and time on developing and testing programs and products, undertake more extensive marketing campaigns, or otherwise develop more commercially successful programs and products than ours, which could impact our ability to win new customers. Furthermore, new competitors may enter our key market areas. If we are unable to obtain significant market presence or if we lose market share to our competitors, our results of operations and future prospects would be materially adversely affected. Our success depends on our ability to develop new programs and products and enhance existing programs and products.

We depend on the continued service of the members of our executive management and other key employees, as well as management of acquired businesses, the loss or diminished performance of whom could adversely affect our business.

Our performance is substantially dependent on the performance of the members of our executive management and other key employees, as well as management of acquired businesses. We often rely on these individuals to conduct day-to-day operations and pursue growth. We cannot be sure that any member of our senior management will remain with us or that they will not compete with us in the future. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy, have a negative impact on our revenues and the effective working relationships that our executive management have developed, and cause employee morale problems and the loss of additional key employees and customers.

Because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, one of our businesses, our clients, or our key personnel could adversely affect our business.

Our professional reputation is essential to our continued success and any decrease in the quality of our reputation could impair our ability to, among other things, recruit and retain qualified and experienced agents, managers, and other key personnel, retain or attract agency clients or customers, or enter into licensing and sponsorship engagements. Our overall reputation may be negatively impacted by a number of factors, including negative publicity concerning us, members of our management or our agents, managers, and other key personnel. Our professional reputation could also be impacted by adverse publicity relating to one or more of our owned or majority owned brands, events, or businesses.

Unauthorized disclosure of sensitive or confidential client or customer information could harm our business and standing with our clients and customers.

The protection of our client, customer, student, employee, and other company data is critical to us. We may collect, store, transmit, and use personal information relating to, among others, employees, consumers, and event participants. During the COVID-19 pandemic, we may also collect certain COVID-related health and wellness information about our employees and others. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential client and customer information. Our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, payment card terminal tampering, computer viruses, misplaced, lost or stolen data, programming or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of client or customer information, whether by us or our third-party service providers, could damage our reputation, result in the loss of clients and customers, expose us to risk of litigation and liability or regulatory investigations or actions, disrupt our operations, and harm our business. In addition, as a result of recent security breaches, the media and public scrutiny of information security and privacy has become more intense. As a result, we may incur significant costs to change our business practices or modify our service offerings in connection with the protection of personally identifiable information.

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

Some of our products carry warranties for defects in quality and workmanship. We may experience significant expense as the result of product quality issues, product recalls or product liability claims which may have a material adverse effect on our business.

Participants and spectators in connection with our training and education programs are subject to potential injuries and accidents, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at our training and education programs, causing a decrease in our revenue.

There are inherent risks to participants and spectators involved with producing, attending, or participating in our training and education programs. Injuries and accidents have occurred and may occur from time to time in the future, which could subject us to substantial claims and liabilities for injuries. Incidents in connection with our training and education programs at any of our facilities or facilities that we rent could also result in claims, reducing operating income or reducing attendance at our events, causing a decrease in our revenues. There can be no assurance that the insurance we maintain will be adequate to cover any potential losses. The physical nature of many of our training and education programs exposes the athletes that participate to the risk of serious injury or death. These injuries could include concussions, and many sports leagues and organizations have been sued by athletes over alleged long-term neurocognitive impairment arising from concussions. Although the participants in certain of our training and education programs may be responsible for maintaining their own health, disability, and life insurance, we may seek coverage under our accident insurance policies, if available, or our general liability insurance policies, for injuries that athletes incur while competing. To the extent such injuries are not covered by our policies, we may self-insure medical costs for athletes for such injuries. Liability to us resulting from any death or serious injury, including concussions, sustained by athletes while competing, to the extent not covered by our insurance, could adversely affect our business, financial condition, and operating results.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business, financial condition, and results of operations.

We may from time to time seek to enforce our intellectual property rights against infringers when we determine that a successful outcome is probable and may lead to an increase in the value of the intellectual property. If we choose to enforce our intellectual property rights against a party, then that individual or company has the right to ask the court to rule that such rights are invalid or should not be enforced. These lawsuits and proceedings are expensive and would consume time and resources and divert the attention of managerial and operational personnel even if we were successful in stopping the infringement of such rights. In addition, there is a risk that the court will decide that such rights are not valid and that we do not have the right to stop the other party from using the inventions.

Further, our competitors have been granted patents protecting various products and solutions. If our products and solutions employ these processes, or other subject matter that is claimed under our competitors’ patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. The question of whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which might later result in issued patents that our products and solutions may infringe. There can be no assurance that our products will not be determined to have infringed upon an existing third-party patent. If any of our products and solutions infringes a valid patent, we may be required to discontinue offering certain products or systems, pay damages, purchase a license to use the intellectual property in question from its owner, or redesign the product in question to avoid infringement. A license may not be available or may require us to pay substantial royalties, which could in turn force us to attempt to redesign the infringing product or to develop alternative technologies at a considerable expense. Additionally, we may not be successful in any attempt to redesign the infringing product or to develop alternative technologies, which could force us to withdraw our products or services from the market.

We may also infringe other intellectual property rights belonging to third parties, such as trademarks, copyrights, and confidential information. As with patent litigation, the infringement of trademarks, copyrights and confidential information involve complex legal and factual issues and our products, branding or associated marketing materials may be found to have infringed existing third-party rights. When any third-party infringement occurs, we may be required to stop using the infringing intellectual property rights, pay damages and, if we wish to keep using the third-party intellectual property, purchase a license or otherwise redesign the product, branding, or associated marketing materials to avoid further infringement. Such a license may not be available or may require us to pay substantial royalties.

Geopolitical conditions, including direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

Last year, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On December 31, 2022, we had $1,596,138 in cash. Our net losses incurred for the year ended December 31, 2022, were $8,625,824 and working capital deficit was $11,551,443 at December 31, 2022. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

We have significant indebtedness and may incur additional indebtedness.

As of December 31, 2022, we and our subsidiaries had total indebtedness of approximately $77,901,449. This amount will be reduced in the future due to the Settlement Agreement and divestiture of Altitude Hospitality, LLC. We have significantly increased our indebtedness in the past year. Our indebtedness requires us to commit a significant portion of our annual cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:

●	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

●	limit our ability in the future to undertake refinancings of our debt or to obtain financing for expenditures, acquisitions, development or other general corporate needs on terms and conditions acceptable to us, if at all; or

●	affect adversely our ability to compete effectively or operate successfully under adverse economic conditions.

The terms of our indebtedness place restrictions on us and on our subsidiaries and these restrictions reduce our operational flexibility and create default risks.

We are, and may in the future become, party to agreements and instruments that place restrictions on us and on our subsidiaries. Failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our indebtedness.

Some potential losses are not covered by insurance.

We carry comprehensive insurance coverage for general liability, property, business interruption, cyber threats, terrorism, and other risks with respect to our business. Recovery under the applicable policies also is subject to substantial deductibles and complex calculations of lost business income.

In addition, there are other risks relating to property insurance, such as certain environmental hazards, that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or too expensive to justify coverage. Also, insurance coverage for war, infectious disease, and nuclear, biological, chemical, and radiological perils is extremely limited. We also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that we believe to be covered under our policy.

We do not have a formal lease agreement in place for our operations in Port St. Lucie, Florida

We do not have a formal, written lease agreement in place for our flagship location at Sandpiper Bay in Port St. Lucie, Florida. We assigned the Altitude Hospitality subsidiary to FVP’s designee on March 6, 2023 and have been paying FVP $150,000 per month for use of the facilities and property since January 1, 2023. While we hope to be able to continue using the facilities as we have for the past thirteen years, we do not have a written lease allowing us use for a certain duration of time. While the Company is working with FVP to establish a lease agreement, there is no guarantee that this will occur, and the Company may have to move its operations elsewhere.

We face possible risks associated with natural disasters and the physical effects of climate change.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes, and flooding, any of which could have a material adverse effect on our resort, operations, and business. Over time, locations in Florida such as ours are expected to experience increases in storm intensity and rising sea levels causing damage to our operations. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. There can be no assurance that climate change will not have a material adverse effect on our resort, operations, or business.

Risks Related to Investment in our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTC Pink Market on which shares of our Common Stock are quoted, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our Common Stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

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

Our shares of Common Stock may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our Common Stock will be sustained. This situation is attributable to many factors, including the fact that we are a small company which is relatively unknown to stock analysts, stockbrokers, institutional investors, and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until we become more seasoned and viable. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained.

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

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may limit your ability to buy and sell our Common Stock, which could depress the price of our shares.

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

Because our Common Stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We will incur increased costs and compliance risks as a result of becoming a public company.

We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and FINRA. We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act (“Section 404”), to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our Common Stock.

A majority of the outstanding shares of our Common Stock are “restricted securities” within the meaning of Rule 144 (“Rule 144”) under the Securities Act of 1933, as amended (the “Securities Act”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of Common Stock, may have a depressive effect upon the price of our shares of Common Stock in any active market that may develop.

We currently do not intend to pay dividends on our Common Stock. As a result, your only opportunity to achieve a return on your investment is if the price of our Common Stock appreciates.

We currently do not expect to declare or pay dividends on our Common Stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our Common Stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our Common Stock appreciates and you sell your shares at a profit.

You may experience dilution of your ownership interest due to the future issuance of additional shares of our Common Stock.

We are in a capital-intensive business, and we do not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our Common Stock. We are currently authorized to issue 600,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. Additionally, the Board may subsequently approve increases in authorized Common Stock. The potential issuance of such additional shares of common or preferred stock or convertible debt may create downward pressure on the trading price of our Common Stock. We may also issue additional shares of Common Stock or other securities that are convertible into or exercisable for Common Stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of shares of Common Stock into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our shares of Common Stock. A decline in the price of our shares of Common Stock could make it more difficult to raise funds through future offerings of our shares of Common Stock or securities convertible into shares of Common Stock.

Our Articles of Incorporation allows for our Board to create new series of preferred stock without further approval by our stockholders, which could have an anti-takeover effect and could adversely affect holders of our Common Stock.

Our authorized capital includes preferred stock issuable in one or more series. Our Board has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions, and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of Common Stock of a premium that they might otherwise realize in connection with a proposed acquisition of our Company.

Efforts to comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our Common Stock.

Under current SEC rules, we have been required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and related rules and regulations of the SEC. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. This process may result in a diversion of management’s time and attention and may involve significant expenditures. We have not maintained internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act. The rules governing the standards that must be met for our evaluation management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to begin the process of reviewing, documenting, and testing our internal control over financial reporting after completion of this offering. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our Common Stock could decline.

If securities or industry analysts do not publish or cease publishing research or reports about us, or publish inaccurate or unfavorable reports about, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our Common Stock, to some extent, will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. We do not have any control over these analysts. And we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our Common Stock, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst who may cover us were to cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our Common Stock or trading volume to decline.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We have not maintained internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to begin the process of reviewing, documenting, and testing our internal control over financial reporting after completion of this offering. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our Common Stock could decline.

The financial and operational projections that we may make from time to time are subject to inherent risks.

The projections that our management may provide from time to time reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in this prospectus should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. Properties

We do not own any property, nor do we have any contracts or options to acquire any property in the future. Presently, we are operating at our office at 4500 SE Pine Valley Street, Port Saint Lucie, Florida without a formal lease.

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

ITEM 4. Mine Safety Disclosure

Not Applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on OTC Pink Marketplace under the symbol “ALTD.”

Security Holders

As of March 20, 2023, there were approximately 179 record holders of our common stock.

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the following transactions under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, in that such sales and issuances did not involve a public offering, or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. All of the purchasers of unregistered securities for which we relied on Section 4(a)(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

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

Transfer Agent

We have appointed Securities Transfer Corporation as the transfer agent for our Preferred Stock and Common Stock. The principal office of Securities Transfer Corporation is located at 2901 Dallas Parkway, Suite 380, Plano, Texas 75093, and its telephone number is (469) 633-0101.

ITEM 6. Selected Financial Data

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item.

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

Overview

Altitude International Holdings, Inc., is a vertically integrated high-performance sports, education, and technology company comprised of multiple scalable related revenue streams that together create a vertically integrated high-performance sports, education, and technology group. Our mission is to redefine and revolutionize athletic preparation and training, while providing relief, opportunity, and wellness to those that need it the most.

Business Revenue Streams

We operate across three revenue streams: (i) Sport Tuition Properties, (ii) Academic Tuition Properties, and (iii) Sport Technology Properties.

Owned Sports Tuition Properties

Altitude sports properties consist of Altitude Academies, Altitude Volleyball, CMAS, and NMBA.

Altitude Academies provides tennis, golf, soccer, beach volleyball, and indoor volleyball programs specializing in the training and education of young aspiring student-athletes from around the world, providing a pathway from elementary school to college to the professional ranks. Altitude Academies also operates a proprietary educational model that currently focuses on blending sports and academics.

Academic Tuition Properties

Altitude Online was established to support and address the global demand for distance learning. This is a natural extension of our existing brick-and-mortar academic operations. Through our Cognia™ Performance Accreditation by the Cognia Global Commission, Altitude Online is fully accredited school. The economics of an online distance school presents a significant potential opportunity. Now students from around the world will have the opportunity to earn an American high school diploma in their home countries while attending Altitude Online. The curriculum for both the regular and distance delivery is digital with built-in course sequencing, pacing, and student, and parent-teacher transparency. There are 60 languages incorporated with the platform, making it easy to onboard students from around the world. Altitude can support the destination student residing in Port Saint Lucie, Florida, as well as students in the United States or around the world.

Sport Technology Properties

Altitude Water manufactures Atmospheric Water Generators (“AWGs”). AWGs produce pure water through the condensation process. Our AWGs range from smaller residential, light commercial, and heavy-duty military-grade machines. The machines supply up to 12, 100, and 200 gallons of water per day.

Altitude Chambers specializes in creating uniquely engineered, membrane-based designs for simulated altitude training environments. Altitude Chambers entered into an exclusive, perpetual licensing agreement with Sporting Edge UK Ltd., Inc. (“Sporting Edge UK”), a UK company, which granted Altitude International, Inc. a license and access to Sporting Edge’s intellectual property and proprietary technology related to properly engineered, membrane-based designs for simulated altitude training equipment. The product line ranges from personal at-home use machines to fully integrated environmental rooms and chambers. Altitude has the licensing rights to use all technology to manufacture the products and to sell them (directly or through distributors) in North, Central, and South America. The manufacturing of the environmental rooms and chambers takes place in the United States.

Altitude Wellness will focus on helping its future members reach their individual health goals by offering various experiences that enhance the way members look and feel. Multiple modalities ranging from altitude chambers, cryo chambers, ozone chamber, red light therapy, IV therapy, infrared sauna, and neuro feedback are just a few of the treatments that will be available.

Effects of the COVID-19 Pandemic

The outbreak of COVID-19 has globally resulted in loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

●	new information which may emerge concerning the severity of the disease;

●	the duration and spread of the outbreak;

●	the severity of travel restrictions imposed by geographic areas in which we operate, mandatory or voluntary business closures;

●	regulatory actions taken in response to the pandemic;

●	other business disruptions that affect our workforce;

●	the impact on capital and financial markets; and

●	actions taken throughout the world, including in markets in which we operate, to contain the COVID-19 outbreak or treat its impact.

In addition, the outbreak of COVID-19 has resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in the “Risk Factors” section.

Critical Accounting Policies, Estimates and Assumptions

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2022 and 2021.

Impairment of Long-Lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Accounting Standards Codification (“ASC”) 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Allowance for Doubtful Accounts. The Company establishes an allowance for doubtful accounts to ensure trade receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had an allowance at December 31, 2022 and 2021 of $536,191 and $205,455, respectively. The Company had bad debt expense of $332,455 and $205,455 for the years ended December 31, 2022, and 2021, respectively.

Plan of Operation

The 2023 operational plan consists of:

1.	Continue establishing and expanding the different segments associated with the expanded ALTD operations. The divisions include:

a.	Altitude Chamber Technology Division

b.	Tennis, Golf, Basketball, and Academic Academies Division

c.	Soccer Academy Division, including RUSH Soccer

d.	Water Manufacturing / Technology Division

e.	Cleaning and Sanitation Division

f.	Altitude Wellness Division

g.	Altitude Online Learning Division

2.	Adopt a comprehensive branding, marketing, digital and social media strategy for the revenue lines above.

3.	Update a back-office administration plan and adopt a staffing and management hierarchy for the multi-discipline operation.

4.	Plan to expand in complementary ways, including establishing a basketball division (estimated to be ready for student athletes in 2024) and swimming and lacrosse divisions (estimated to be ready for student athletes in 2024).

Commercial operations are currently located in Port Saint Lucie, Florida.

No assurances can be given that any of these plans will come to fruition or that if implemented that they will necessarily yield positive results.

Results of Operations

For the year ended December 31, 2022 compared to the period ended December 31, 2021

Revenues

We had $12,209,237 and $6,595,867 of revenue for the period ended December 31, 2022, and 2021, respectively. The increase in revenue is primarily due to the acquisitions of Rush Soccer and the commencement of the hotel operations (which were divested on March 6, 2023).

Direct Costs of Revenue

Direct costs of revenue for the period ended December 31, 2022, and 2021 were $9,508,184 and $2,862,941, respectively. The increase is primarily due to the acquisition of Rush Soccer and the hotel property (which was divested on March 6, 2023).

Operating Expenses

Operating expenses for the period ended December 31, 2022, and 2021 were $10,259,757 and $6,154,928, respectively. The increase in expenses for 2022 compared to 2021 were comprised primarily of professional fees of $950,456 compared to $407,401, respectively, the increase in salary and related expenses, $4,329,582 compared to $2,396,915, respectively, the increase in rent, $1,589,699 compared to $648,080, respectively, and other general and administrative expenses of $2,496,290 compared to $1,574,975, respectively, offset by a decrease in stock-based compensation of $222,809 compared to $657,947, respectively.

Other Income (Expenses)

Other income (expense) for the period ended December 31, 2022, and 2021 were $(1,067,120) and $580,385, respectively. For the periods ending 2022 and 2021, the Company recognized interest expense of $486,670 and $22,833, respectively, gain on the forgiveness of the PPP loans, $20,800 and $614,972, respectively, gain on bargain purchase, $238,600 and $0, respectively, and amortization of debt discount, $839,850 and $0, respectively.

Net Loss

Net loss for the period ended December 31, 2022, and 2021 was $8,625,824 and $1,841,617, respectively.

Liquidity and Capital Resources

We had a cash balance of $1,596,138 and negative working capital of $11,551,443 at December 31, 2022.

The Company’s anticipated capital requirements for the next 12 months will consist of expenses of being a public company and general and administrative expenses all of which we currently estimate will cost $750,000, excluding revenue related expenses and salaries. In the event there are unanticipated expenses and we need additional funds, we may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund such additional expenses. We currently do not have any agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

Going Concern

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. On a consolidated basis, the Company has incurred significant operating losses since inception. For the year ended December 31, 2022, the Company had a net loss of $8,625,824. As of December 31, 2022, we had a working capital deficit of $11,551,443 and an accumulated deficit of $11,543,705.

Sources and Uses of Cash

Operating activities during the period ended December 31, 2022 used $3,553,229 of net cash. Net cash used in investing activities was $1,653,697 for the period ended December 31, 2022. Net cash provided by financing activities of $13,117,630 was received from the issuance of common stock and shareholder advances during the period ended December 31, 2022. Operating activities during the period ended December 31, 2021 used $1,690,239 of net cash. Net cash provided by investing activities was $2,155 for the period ended December 31, 2021. Net cash provided by financing activities of $1,977,246 was received from the issuance of common stock and shareholder advances during the period ended December 31, 2021.

In 2021, the Company was impacted by the COVID-19 pandemic and in 2022, the Company was going back to a near pre-COVID-19 level.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2022 and 2021.

Inflation Risk

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 8. Financial Statements

ALTITUDE INTERNATIONAL HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Altitude International Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altitude International Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.4

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

Critical Audit Matter Description:

As described in Note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently, if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2022.

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management used in determining the fair value of the reporting unit which is based on market indicators and projected cash flow. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to sale-leaseback transactions included the following, among others:

-	Reviewing management’s assertions concerning whether any indicators of impairment had occurred with regard to the reporting unit in which the goodwill has been allocated.
-	Reviewing management’s fair value estimate and the inputs utilized to determine such estimate.
-	Evaluating the inputs used by management in developing their fair value estimate.
-	Testing the accuracy of underlying data used in the fair value estimate.

Sale-Leaseback Transaction

Critical Audit Matter Description

As described in Note 5 to the Company’s consolidated financial statements, the Company entered into and consummated sale-leaseback transaction involving the Sandpiper Bay Resort with unrelated third parties during the year ended December 31, 2022. The Company determined that the transaction qualified as a sale-leaseback transaction in which the Company retained control of the asset and therefore recognized the transaction as a financing transaction in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases.

We identified management’s evaluation of whether the sale-leaseback transaction did or did not transfer control and was recognized timely, as a critical audit matter. Management applies judgment in assessing relevant lease terms, provisions, and other conditions, including repurchase rights, included in the Company’s sale and lease agreement to determine whether or not the control of the real estate property has or has not transferred from the Company and the timing of the transaction. Auditing these assessments made by management involved challenging auditor judgment due to the nature and complexity of the arrangement.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to sale-leaseback transactions included the following, among others:

-	Assessing management’s application of ASC Topic 842 and (ii) evaluating relevant lease terms, provisions and other conditions included in the Company’s sale-leaseback agreement to assess the appropriateness of the conclusion that a transfer of control has or has not occurred.
-	Evaluating whether the Company appropriately accounted for the transaction by recognizing the transaction price at the time control is was obtained and accounting for the lease in accordance with ASC Topic 842.
-	Recalculating the finance lease obligation based on the terms of the agreement.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2022.

Dallas, Texas

March 22, 2023

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Consolidated Balance Sheets

December 31,

	2022	2021
ASSETS
Current assets
Cash	$1,596,138	$423,165
Accounts receivable, net	738,255	91,520
Inventory	364,025	161,235
Prepaid expense	578,158	88,134
Deferred offering costs	197,500	-
Total current assets	3,474,076	764,054

Property, equipment and land, net
Land	28,200,000	-
Fixed assets, net	30,812,040	71,036
Construction-in-process	1,483,814	-
Total property, equipment and land, net	60,495,854	71,036
Intangible assets, net	395,049	287,500
Cash, restricted	6,837,731	-
Franchise fees	101,100	-
Deposits	220,415	-
Goodwill	29,493,398	29,493,398

Total assets	$101,017,623	$30,615,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, net of discounts	$3,012,735	$-
Accounts payable and accrued expenses	4,157,890	436,896
Stockholders’ advance	36,211	36,211
PPP loan	-	20,800
Loan payable	448,321	-
Hotel financing, current	4,400,000	-
Deferred revenue	2,970,363	1,388,126
Total current liabilities	15,025,520	1,882,033

Non-current liabilities
Other non-current liability	117,548	-
Hotel financing, non-current	50,222,517	-
Notes payable, net of discounts	11,768,735	-
Notes payable, net of current portion	767,129	1,288,887
Total non-current liabilities	62,875,929	1,288,887
Total liabilities	77,901,449	3,170,920

Commitments and contingencies - Note 8	-	-

Stockholders’ equity
Preferred stock - no par value, 5,000,000 shares authorized, 51 and 51 shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Common stock - no par value, 600,000,000 shares authorized, 492,239,343 and 358,070,905 shares issued, issuable, and outstanding at December 31, 2022 and 2021, respectively	34,659,879	30,362,949
Accumulated deficit	(11,543,705)	(2,917,881)
Total stockholders’ equity	23,116,174	27,445,068
Total liabilities and stockholders’ equity	$101,017,623	$30,615,988

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Consolidated Statement of Operations

For the Years ended December 31,

	2022	2021

Revenue	$12,209,237	$6,595,867

Operating expenses
Direct costs of revenue	9,508,184	2,862,941
Professional fees	950,456	407,401
Salary and related expenses	4,329,582	2,396,915
Stock-based compensation	222,809	657,947
Marketing expense	349,268	240,080
Rent expense	1,589,699	648,080
Depreciation and amortization expense	321,653	229,530
Other general and administrative expenses	2,496,290	1,574,975
Total operating expenses	19,767,941	9,017,869

Loss from operations	(7,558,704)	(2,422,002)

Other income (expenses)
Loss on settlement of debt	-	(11,754)
Gain on forgiveness of PPP loans	20,800	614,972
Gain on bargain purchase	238,600	-
Amortization of debt discount	(839,850)	-
Interest expense	(486,670)	(22,833)
Total other income (expenses)	(1,067,120)	580,385

Net loss	$(8,625,824)	$(1,841,617)

Net loss per share - basic and fully diluted	$(0.02)	$(0.01)

Weighted average number of shares of common stock - basic and fully diluted	413,126,318	189,059,461

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

December 31, 2022 and 2021

						Members’	Non-
	Preferred Stock		Common Stock		Additional	Deficit and	controlling
		No		No	Paid in	BHI Common	Members’	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Stock	Deficit	Deficit	Total

Balance, December 31, 2020	-	$-	-	$-	$100	$(1,981,343)	$(44,454)	$-26,005	$(2,051,702)
Issuance of common stock for services	-	-	3,062,500	657,947	-	-	-	-	657,947
Private placement sale of common stock of Breunich Holding, Inc.	-	-	-	-	-	1,251,000	-	-	1,251,000
Conversion of debt to common stock	-	-	181,417	87,080	-	-	-	-	87,080
Options exercised into common stock	-	-	250,000	19,250	-	-	-	-	19,250
Acquisition of Altitude International Holdings	51	-	354,576,988	29,598,672	(100)	730,343	44,454	(1,050,259)	29,323,110
Net loss for the year ended December 31, 2021	-	-	-	-	-	-	-	(1,841,617)	(1,841,617)
Balance, December 31, 2021	51	$-	358,070,905	$30,362,949	$-	$-	$-	$(2,917,881)	$27,445,068

Balance, December 31, 2021	51	$-	358,070,905	$30,362,949	$-	$-	$-	$(2,917,881)	$27,445,068
Issuance of common stock for acquisition	-	-	10,000,000	531,096	-	-	-	-	531,096
Issuance of common stock for services	-	-	5,050,000	222,809	-	-	-	-	222,809
Issuance of common stock as debt discount to loan	-	-	16,363,636	451,636	-	-	-	-	451,636
Issuance of common stock for financing	-	-	102,754,802	3,091,389	-	-	-	-	3,091,389
Net loss for the year ended December 31, 2022	-	-	-	-	-	-	-	(8,625,824)	(8,625,824)
Balance, December 31, 2022	51	$-	492,239,343	$34,659,879	$-	$-	$-	$(11,543,705)	$23,116,174

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

and Subsidiaries

Consolidated Statements of Cash Flows

For the Years ended December 31,

	2022	2021

Cash flows from operating activities:
Net loss	$(8,625,824)	$(1,841,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	321,653	229,530
Amortization of debt discount	839,850	-
Stock-based compensation	222,809	657,947
Bad debt expense	332,455	205,455
Loss on forgiveness of debt	-	11,754
Gain on bargain purchase	(238,600)	-
Forgiveness of PPP loan	(20,800)	(614,972)
Change in assets and liabilities:
Accounts receivable	(584,652)	(27,013)
Inventory	(202,790)	(110,699)
Prepaid expense	(371,875)	113,869
Franchise fees	(101,100)	-
Deposits	(219,615)	-
Accounts payable and accrued expenses	3,832,940	(84,658)
Accounts payable and accrued expenses - related party	-	(113,422)
Deferred revenue	1,362,320	(116,413)
Net cash used in operating activities	(3,453,229)	(1,690,239)

Cash flows from investing activities:
Acquisition of Rush Soccer, net of cash acquired	1,216,126	-
Acquisition of ALTD, net	-	4,122
Construction in progress	(1,483,814)	-
Purchase of fixed assets	(1,386,009)	(1,967)
Net cash provided by (used in) investing activities	(1,653,697)	2,155

Cash flows from financing activities:
Proceeds from notes payable	13,857,704	500,000
Proceeds from PPP loans	-	584,377
Proceeds from private placement of BHI common stock	-	1,251,000
Proceeds from stock options exercised	-	19,250
Repayment of notes payable to related parties	-	(69,200)
Repayment of financing	(377,483)	-
Deferred offering costs	(197,500)	-
Repayment of notes payable	(165,091)	(308,181)
Net cash provided by financing activities	13,117,630	1,977,246

Net increase in cash	8,010,704	289,162

Cash at beginning of year	423,165	134,003

Cash at end of year	$8,433,869	$423,165

Cash paid for interest	$270,963	$23,651
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for financing	$3,543,025	$-
Issuance of common stock for accounts payable settlement	$-	$90,708
Fixed assets acquired through financing	$57,759,518	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALTITUDE INTERNATIONAL HOLDINGS, INC.

(f/k/a Altitude International, Inc.)

and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022

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

On July 6, 2021, Altitude entered into a Share Exchange Agreement (the “Agreement”) with Breunich Holding, Inc., a Delaware entity (“BHI”). For financial reporting purposes, the acquisition of BHI and the change of control in connection with the acquisition represented a “reverse merger” and BHI is deemed to be the accounting acquirer in the transaction. BHI is the acquirer for financial reporting purposes, and the Company (Altitude) is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the acquisition are those of BHI.

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

On July 26, 2022, the Company formed Altitude Hospitality LLC which was formed for the operations of the hotel resort acquired on September 2, 2022. The membership interests of this business were assigned on March 6, 2023, as described below and are no longer part of the Company’s operations.

On July 28, 2022, the Company formed Rush Education LLC. On August 26, 2022, Rush Education registered as a foreign corporation in Hawaii. The Company projects Rush Education being operated in various states.

Effective as of December 31, 2022, the Company closed Six Log Cleaning & Sanitizing LLC.

On March 6, 2023, the Company assigned the membership interests of Altitude Hospitality to FVP Servicing, LLC’s designee (“FVP Servicing”) (see Note 14).

In 2022, we operated through the following wholly owned subsidiaries: BHI, Altitude International, Inc., a Wisconsin corporation (“Altitude Chambers”), Altitude Hospitality LLC (“Altitude Hospitality”), Florida limited liability company, Rush Education LLC (“Rush Education”), a Florida limited liability company, Altitude Sports Management Corp., a Wisconsin corporation (“Altitude Sports Management Corp.”), ITA-USA Enterprise, LLC, a Florida limited liability company (“Altitude Academies”), CMA Soccer, LLC, a Florida limited liability company (“CMAS”), Trident Water, LLC, a Florida limited liability company (“Altitude Water”), Altitude Wellness, LLC, a Florida limited liability company (“Altitude Wellness”), NVL Academy, LLC, a Florida limited liability company (“Altitude Volleyball”), North Miami Beach Academy LLC, a Florida limited liability company (“NMBA”), and Altitude Online, LLC, a Florida limited liability company (“Altitude Online”). On March 6, 2023, Altitude Hospitality was assigned to FVP Servicing (see Note 14).

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles (“GAAP”) and stated in United States dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Altitude International, Inc. manufactures air separation systems and chambers to regulate oxygen, carbon dioxide, humidity, and temperature levels in Altitude’s hypoxic chamber training environments. Altitude’s chambers simulate altitudes from 0-39,000 feet, ideal for athletic training. Altitude’s chambers are currently utilized by the National Football League (“NFL,” the Miami Dolphins) and one university (Tulane University) sports teams to train and develop their athletes. An Altitude chamber was installed in 2022 for a National Basketball Association (“NBA,” Orlando Magic).

Altitude Wellness LLC is our high-performance wellness reoccurring revenue model designed to augment Altitude Chamber sales offering various experiences that enhance your overall fitness and well-being. Multiple modalities ranging from altitude chambers, cryo chambers, ozone chambers, IV therapy, infrared sauna, and neurofeedback are just a few of the treatments that will be available. The Altitude Wellness Experience will be a combination of a hundred little things that make each member feel special. The highly trained staff will include nurses, dietitians, trainers, therapists, and health specialists. Each will know the patient by name and be familiar with their profile, which will be completed on the app and available to the Experience Specialists upon each check-in. As of December 31, 2022, Altitude Wellness is not operating.

Altitude Online Learning LLC was established in 2021 to support and address the global demand for distance learning. This is a natural extension of our existing brick-and-mortar academic operations. Through our Cognia™ Performance Accreditation by the Cognia Global Commission, Altitude Online Learning is fully accredited. The economics of an online distance school presents a significant potential opportunity. Now students from around the world will have the opportunity to earn an American diploma in their home countries while attending Altitude Online Learning.

Altitude Sports Management Corp. has not been defined for its use as of December 31, 2022.

Altitude Hospitality LLC was established in 2022 to be the operations for the hotel resort acquired on September 2, 2022. On March 6, 2023, Altitude Hospitality was assigned to FVP Servicing (see Note 14) as part of a Settlement Agreement.

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

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On December 31, 2022, we had $1,596,138 in cash. Our net loss incurred for the year ended December 31, 2022 was $8,625,824 and the working capital deficit was $11,551,443 on December 31, 2022. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying financial statements have been prepared assuming that the Company will continues as a going concern.

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

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows:

December 31,
2022
Cash	$1,596,138
Restricted cash included in other long-term assets (see Note 5)	6,837,731
Total cash and restricted cash shown in the statement of cash flows	$8,433,869

Accounts Receivable

As of December 31, 2022, and 2021, the net accounts receivable balances were $738,255 and $91,520, net of allowances. There were allowances for doubtful accounts of $536,191 and $205,455 on December 31, 2022, and 2021, respectively. The credit terms provided are as follows:

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

Deferred Costs

Deferred offering costs as of December 31, 2022, is $197,500. These costs relate to the Company’s capital raise and Form S-1 as filed and are for legal and professional fee expenses. Upon completion of the financing, these costs will be capitalized accordingly.

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

Inventory and Direct Costs of Revenue

The inventory is comprised of Atmospheric Water Generators (“AWG’s”) at Trident, chamber related parts at Altitude International, food and beverages at Altitude Hospitality, and golf pro shop retail items at ITA, and is valued at the lower of cost or market. As of December 31, 2022, and 2021, the inventory was valued at $364,025 and $161,235, respectively.

Inventory is comprised of:

	12/31/22	12/31/21
Finished goods	$94,133	$33,000
Parts	177,014	128,235
Golf course pro shop	29,687	-
Food and beverage	63,191	-
Total	$364,025	$161,235

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, Property, Plant, and Equipment. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Deferred Revenue

Our payment terms generally require a substantial initial deposit to confirm a reservation and tuition for the school year or training period. Historically, our deferred revenue balances are comprised solely of customer deposit balances and changes from period to period due to the seasonal nature of billings and cash collections, the number of students in each program and the recognition of revenue. A deposit made to the Company for tuition is contractually non-refundable. As of December 31, 2022, and 2021, deferred revenue amounted to $2,970,363 and $1,388,126, respectively.

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

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company does not have any dilutive shares of common stock as of December 31, 2022, or 2021.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2022. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the year ended December 31, 2022.

Goodwill and Intangible Assets

The Company accounts for intangible assets in accordance with the authoritative guidance issued by the FASB. Intangibles are valued at their fair value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends, and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company tests its goodwill using a market-based approach to determine the estimated fair value of the reporting unit as to which the goodwill has been allocated. As of December 31, 2022, based on the assessment of Management, the Company determined that goodwill associated with the share exchange in which the Company acquired BHI amounted to $29,493,398. The Company will evaluate goodwill annually for any impairment. The Company also determined that the acquisition of Soccer Partners (see Note 3) was at a bargain purchase of $234,166. The Company will have an independent valuation of the acquisition to determine any change in the estimated amount recorded.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options, which simplifies accounting for convertible instruments. The new guidance eliminates two of the three models in ASC 470-20, Debt, that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal year 2022. There was no impact to the Company’s consolidated financial statements.

Recently Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – ACQUISITION

Soccer Partners America

On March 7, 2022, Altitude International Holdings, Inc. and CMA Soccer LLC entered into a Consulting, Management and License Agreement with Soccer Partners America (“Soccer Partners”), a Colorado not for profit corporation. Soccer Partners, under the brand name of Rush Soccer, has developed the largest known network of affiliated independent youth soccer clubs and with CMA Soccer, will establish a Rush residential academy program and a men’s professional soccer team. As part of the agreement, certain members of the management of Soccer Partners were granted a combined total of 10,000,000 shares of common stock of the Company and employment agreements for five individuals. The Company’s common stock is not historically traded at a significant volume which has caused significant fluctuations in the price per share. For the initial valuation, the stock was valued at $0.0556 per share per the closing price on March 4, 2022, or $560,000. The Company also pays consideration of $20,000 per year for a period of 20 years, or $400,000, to Soccer Partners. The Company had an independent valuation of the transaction and the fair value of the assets and liabilities acquired. It was determined that the acquisition resulted in a bargain purchase of $234,166.

The following table summarizes the consideration given for Altitude and the provisional fair values of the assets and liabilities assumed at the acquisition date.

Consideration given:

Common stock shares given	$560,000
Future consideration	400,000
Total consideration given	$960,000

Fair value of identifiable assets acquired, and liabilities assumed:
Cash	$1,216,126
Accounts receivable	447,941
Prepaid expenses	118,150
Other current assets	800
Fixed assets, net	9,065
Intangible asset	137,549
Loan payable	(501,724)
Accounts payable and accrued expenses	(176,275)
Deferred revenue	(219,917)
License payable	(137,549)
Note payable	(100,000)
Total identifiable net asset	794,166
Bargain purchase	234,166
Common stock consideration	$560,000

Pro-Forma Financial Information

The following unaudited pro-forma data summarizes the result of operations for the years ended December 31, 2022, and 2021, as if the acquisition Rush Soccer had been completed on January 1, 2021. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021.

	For the Year Ended December 31, 2022
		Rush	Pro-forma
	ALTD	Soccer	Adjustments	Total
Revenue and income, net	$9,295,346	$3,347,897	$-	$12,643,243
Operating expenses	17,381,677	3,352,588	-	20,734,265
Loss from operations	(8,086,331)	(4,691)	-	(8,091,022)
Other income (expense)	(1,084,318)	140,800	-	(943,518)
Net income (loss)	$(9,170,649)	$136,109	$-	$(9,034,540)
Net loss per common share – basic and fully diluted	$(0.02)			$(0.02)
Weighted average number of common shares outstanding during the period – basic and fully diluted	413,126,318			413,126,318

	For the Year Ended December 31, 2021
		Rush	Pro-forma
	ALTD	Soccer	Adjustments	Total
Revenue and income, net	$6,595,867	$2,998,214	$-	$9,594,081
Operating expenses	9,017,869	2,255,127	-	11,272,996
Income (loss) from operations	(2,422,002)	743,087	-	(1,678,915)
Other income (expense)	580,385	-	-	580,385
Net income (loss)	$(1,841,617)	$743,087	$-	$(1,098,530)
Net loss per common share - basic and fully diluted	$(0.01)			$(0.01)
Weighted average number of common shares outstanding during the period - basic and fully diluted	189,059,461			189,059,461

NOTE 4 – FIXED ASSETS

The Company has fixed assets related to computer and equipment, furniture and fixtures, leasehold improvements, operating / shop equipment, and transportation equipment. The depreciation of the equipment is over a three-year period. As of December 31, 2022, and 2021, the Company had fixed assets, net of accumulated depreciation, of $30,812,040 and $71,036, respectively. The fixed assets are as follows:

	December 31,	December 31,
	2022	2021
Hotel	$30,945,527	$-
Computer and equipment	223,827	148,893
Furniture and fixtures	27,786	17,331
Leasehold improvements	162,840	234,835
Operating / shop equipment	257,428	185,128
Transportation equipment	38,427	36,991
Total fixed assets	31,655,835	623,178
Less: Accumulated depreciation	843,795	552,142
Total fixed assets, net	$30,812,040	$71,036

Depreciation for the years ended December 31, 2022, and 2021 was $291,653 and $229,530, respectively.

NOTE 5 – RESERVES, LEASE AGREEMENT, PURCHASE OPTION FOR ACQUISITION AND SETTLEMENT AGREEMENT

Altitude Hospitality Transactions and Divestiture

In September 2022, Altitude Hospitality, LLC (“Altitude Hospitality”), then our wholly owned subsidiary, entered into a series of transactions related to the control of the operations of the Sandpiper Bay Resort in Port St. Lucie, Florida (the “Resort”) (formerly the ClubMed Sandpiper Bay), the property at which we operate our sports academies businesses. These transactions with Altitude Hospitality and the divestiture of all the membership interests of Altitude Hospitality on March 6, 2023, are further described below.

Purchase Agreement

On April 27, 2022, the Company entered into that certain Purchase and Sale Agreement (the “Property PSA”) for the purchase by the Company of the 216-acre, 335-room, Port St. Lucie, Florida property formerly operated under the name “Club Med Sandpiper Bay” (the “Property”) from Sandpiper Resort Properties, Inc. and Holiday Village of Sandpiper, Inc. (collectively, “Sandpiper”). Pursuant to the terms of the Property PSA the Company was allowed to assign its rights under the Property PSA.

On September 2, 2022, the Company assigned to Altitude Hospitality its rights under the Property PSA. On September 2, 2022, Altitude Hospitality and STORE Capital Acquisitions, LLC, a Delaware limited liability company (“STORE”) entered into a purchase and sale agreement (the “STORE PSA”) whereby Altitude Hospitality agreed to designate STORE as the grantee under the deed from Sandpiper for purchase price of $55,000,000 to be paid to Sandpiper by STORE. The title to the Property was conveyed to STORE through the Property PSA in a simultaneous closing.

Through the agreements described below, Altitude Hospitality operates the resort as “Sandpiper Bay Resort” under the “Trademark Collection® by Wyndham”.

Financing Agreement

Concurrently with the assignment of the Property PSA and the ultimate purchase of the Property by STORE, Altitude Hospitality entered into a lease agreement with STORE for Altitude Hospitality’s lease and use of the Property through September 30, 2042, with five-year extension options through 2062 (the “Lease”). The base annual rental under the Lease is $4,400,000, subject to certain adjustments, and the security deposit required is $6,600,000.

The Company agreed to unconditionally guarantee the payment and performance of Altitude Hospitality under the Lease until all obligations are paid under the Lease. Any debt of the Company is and will be subordinated to the indebtedness of Altitude Hospitality to STORE under the Lease. The guarantee of the Company under the Lease has not been removed or assigned despite the divestiture described below.

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

Management Agreement

On August 6, 2022, the Company and Altitude Hospitality LLC, entered into a Hotel Management Agreement (the “Management Agreement”) with Our Town Hospitality LLC doing business as OTH Hotels Resorts, a Virginia limited liability company (the “Manager”).

Loan Agreement

On September 2, 2022, the Company, Altitude Hospitality and Trident Water, LLC, a Florida limited liability company (collectively, the “Borrowers”) entered into a Loan Agreement with FVP in its capacity as administrative agent, among others (the “September Loan Agreement”), and ancillary documents including an Exclusivity Agreement, Revenue Share Agreement, Security Agreement, and Payment Guaranty (each as defined in the September Loan Agreement) under which the Borrowers borrowed Fifteen Million Dollars ($15,000,000) with an interest rate per annum of SOFR (with a 2% floor) + thirteen percent (13%) and a maturity date of September 2, 2025 (with an option to extend one additional year if certain conditions are met) (the “September Loan”). In addition, amounts due under earlier bridge loans by the lender to the Company in amounts totaling $3,250,000 were included in the September Loan Agreement and had a maturity date of the earlier of (i) November 30, 2022, or (ii) the date the Company uplists to NASDAQ. As additional consideration for the September Loan, FVP or its designees received 102,754,802 restricted shares of common stock of the Company (the “Loan Consideration Shares”).

Pursuant to the Revenue Share Agreement, Altitude Hospitality agreed to pay FVP an amount equal to twenty percent (20%) of all net operating income (the “Revenue Share”) for such calendar quarter (on a cumulative basis).

Pursuant to the Exclusivity Agreement, the Company and its subsidiaries agreed to use Feenix Payment Systems, LLC (“FPS”) as the exclusive agent to provide credit card processing and related services. The Exclusivity Agreement shall remain in effect until one year after all obligations under the September Loan Agreement have been satisfied.

Pursuant to the Security Agreement and Payment Guaranty, the Company’s wholly owned subsidiaries (except for Rush Education, LLC) have agreed to guarantee the Borrowers’ obligations under the Loan and have pledged their equity and granted a security interest in all their assets.

The September Loan contains customary representations, warranties, covenants, indemnification, and other terms for transactions of a similar nature.

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

Default under September Loan Agreement

On December 8, 2022, the Company received a “Notice of Events of Default; Reservation of Rights; and Notice of Default Interest Accrual” letter (the “Default Notice”) from FVP. The Default Notice was in regard to the September Loan Agreement and designated two events of default under the September Loan Agreement, including the failure to obtain deposit account control agreements and failure to pay the amount of $3,250,000 by November 30, 2022. The Default Notice declared that effective as of November 30, 2022, the interest rate under the Loan Agreement will be charged at a default interest rate of twenty percent (20%) per year until all events of default are cured or waived in writing by FVP.

On December 16, 2022, the Company, Altitude Hospitality, LLC and Trident Water, LLC entered into an “Acknowledgment and Consent Agreement” (the “Consent Agreement”) with FVP, the administrative agent for certain lenders, and certain lenders relating to the Default Notice and default by the Company under the September Loan Agreement. Under the terms of the Consent Agreement, FVP agreed to make one or more advances to Altitude Hospitality (or directly to any applicable payee) by disbursing, in their sole and absolute discretion, up to an aggregate amount of $1,250,000.00 of the proceeds of the Growth Capital Loan defined in the September Loan Agreement on deposit in the Interest Reserve Account (as defined in the September Loan Agreement) to be used solely for working capital expenditures of Altitude Hospitality.

In exchange for this advance, the Company and its subsidiaries acknowledged liability under the September Loan Agreement, waived certain rights and cure periods, and released FVP and the lenders from claims.

Settlement Agreement and Divestiture of Altitude Hospitality

On March 6, 2023, the Company, Altitude Hospitality and Trident Water, LLC, together with the Company’s wholly owned subsidiaries entered into a Settlement Agreement (the “Settlement Agreement”) with FVP, and certain lenders (collectively, the “Loan Parties”). The Settlement Agreement relates to events of default by the Company under the September Loan Agreement.

Under the terms of the Settlement Agreement, the Company agreed to assign 100% of the membership interests of Altitude Hospitality to FVP’s designee.

In consideration for the assignment of the membership interests of Altitude Hospitality, the existing debt owed by the Company to the lenders under the September Loan Agreement was reduced by an amount of $18,255,476.11 (the “Partial Satisfaction Amount”). The Loan Parties also agreed to enter into a new loan agreement (the “New Loan Agreement”) in favor of the lenders with a principal amount of $750,000 to be used to pay off all existing amounts due under the September Loan Agreement. Upon the execution of the Settlement Agreement and the New Loan Agreement, all remaining existing debt owed by the Loan Parties under the September Loan Agreements was satisfied in full and the September Loan Agreement terminated, subject to certain limited contingent indemnification obligations that survive the termination and repayment.

Gregory Breunich, the manager of Altitude Hospitality resigned from Altitude Hospitality as required by the Settlement Agreement. Gregory Breunich will continue to serve as the Company’s CEO and Chairman.

As a result of the assignment of Altitude Hospitality under the Settlement Agreement, all agreements previously executed by Altitude Hospitality were also assigned to FVP’s designee. These assignments include the Property PSA with STORE, the Lease with STORE, the Membership Agreement with the Franchisor, the Disbursement Agreement with STORE and the Management Agreement with the Manager.

New Loan Agreement

On March 6, 2023, in connection with the execution of the Settlement Agreement, the Company and Trident Water, LLC, entered into the New Loan Agreement with FVP and the lenders. The proceeds of the New Loan Agreement, in the original principal amount of $750,000, were used to settle the September Loan Agreement and no cash was received by the Company.

Under the terms of the New Loan Agreement, the maturity date of the loan is June 30, 2025, and the Company and the Loan Parties agreed to pay an interest rate of twelve percent (12%) per annum. Through September 2024, the Company shall make interest only payments under the New Loan Agreement, after which it will make payments of $7,500 per month plus accrued interest until the maturity date, at which point all amounts due under the New Loan Agreement shall be paid.

In connection with the New Loan Agreement, the Company also entered into several related documents. These include a Payment Guaranty through which the Company agreed that its wholly owned subsidiaries would guarantee the New Loan Agreement, a Security Agreement securing the debt, Promissory Notes in favor of the Lenders under the Loan Agreement, and a Third Amended and Restated Exclusivity Agreement with FPS governing the merchant services utilization of credit card processing and other related services provided by FPS to the Company and its subsidiaries.

The New Loan Agreement contains customary representations, warranties, covenants, indemnification, and other terms for transactions of a similar nature.

Upon the execution of the Settlement Agreement and the New Loan Agreement, FVP issued a payoff letter to the Company regarding the payment in full of the September Loan Agreement.

Our sports academies, which we have operated on the Property for thirteen years, continue to operate.

Accounting for the Transaction

The Company recognized the transaction as a finance lease in accordance with ASC 820, Fair Value Measurement and treated as a sales leaseback. The various components of the lease were accounted for as follows:

Reserve Accounts

With the execution of the various agreements, the Company was required to have various reserve accounts as follows:

●	Construction Reserve – Utilized for the costs of capital improvements on the hotel resort. Draws taken periodically to reimburse the Company for costs. The reserve is maintained by FVP Servicing LP. The balance at closing was $3,000,000 and the balance on the balance sheet at December 31, 2022 was $245,149.

●	Interest Reserve – Utilized for the interest payments to STORE for the monthly lease payments. The reserve is maintained by FVP Servicing LP. The balance at closing was $3,000,000 and the balance on the balance sheet at December 31, 2022 was $1,164,082.

●	STORE Reserve – Utilized for a security deposit. The reserve is maintained by FVP Servicing LP. The balance at closing was $6,600,000 and the balance on the balance sheet at December 31, 2022 was $5,428,500.

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

The future lease payments, assuming the purchase option is not exercised, is as follows:

2023	$4,422,000
2024	4,510,440
2025	4,600,649
2026	4,692,662
Thereafter	82,775,200
Total	$101,000,951

Summary

The Company recorded the transaction as follows:

Hotel and Land – The $55,000,000 cost was recorded at fair value as $28,200,000 being allocated to land and $26,200,000 for the buildings and improvements being allocated to fixed assets. The various costs associated with the acquisition (i.e., legal fees, finance fees) were capitalized. The hotel will be depreciated over 39 years.

The Construction Reserve, STORE Reserve and the Interest Reserve were recorded on the balance sheet as restricted cash.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill related to the acquisition of Altitude International Holdings, Inc. As of December 31, 2022, and 2021, the Company had goodwill of $29,493,398 and $29,493,398, respectively.

The Company has intangible assets related to the license agreement for $257,500 between Altitude International, Inc. and Sporting Edge. The Company is amortizing this intangible asset over a period of ten years. The Company has a license agreement in conjunction with the acquisition of Rush Soccer valued at $137,549 which is amortized over a period of twenty years. As of December 31, 2022, and 2021, the intangible assets were $395,049 and $287,500, respectively. For the years ended December 31, 2022, and 2021, the Company recorded amortization expense for intangible assets of $30,000 and $12,500, respectively.

The future amortization of the license agreement for $257,500 is as follows:

2023	$30,000
2024	30,000
2025	30,000
2026	30,000
2027	30,000
Thereafter	107,500
Total	$257,500

The future amortization of the license agreement for $137,549 is as follows:

2023	$6,877
2024	6,877
2025	6,877
2026	6,877
2027	6,877
Thereafter	103,164
Total	$137,549

NOTE 7 – NOTES PAYABLE

	December 31, 2022			December 31, 2021
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
SBA EIDL	$149,169	$-	$149,169	$149,169	$-	$149,169
FVPO Funds	-	-	-	91,758	20,574	112,332
Grand Slam	404,559	-	404,599	434,560	-	434,560
FVPO Funds (a) (b)	3,206,667	-	3,206,667	500,000	-	500,000
FVPO Funds (a) (b)	15,268,699	-	15,268,699	-	-	-
SBA EIDL	113,400	-	113,400	113,400	-	113,400
SBA	100,000	-	100,000	-	-	-
Subtotal	19,242,494	-	19,242,494	1,288,887	20,574	1,309,461
Debt Discounts (a)	(3,693,895)	-	(3,693,895)	-	-	-
Total	$15,548,599	$-	$15,548,599	$1,288,887	$20,574	$1,309,461

(a)	Debt discounts related to FVPO Funds.

(b)	In default.

On May 5, 2020, the Company received $20,800 in the form of a loan through the CARES Act Paycheck Protection Program. The balance on December 31, 2022, and 2021 was $0 and $20,800, respectively. The forgiveness was recorded in 2022 as gain on forgiveness.

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

On October 31, 2011, ITA entered into a Promissory Loan (the “Loan Note”) with Grand Slam Partners (“Grand Slam”), which provides for a loan of $735,714. Beginning on December 31, 2012, and on or before December 31st thereafter until the loan note is paid in full, ITA shall pay an annual lump sum payment at the conclusion of each calendar year equal to the greater of 25% of net profits of the corresponding calendar year or $30,000 (“Scheduled Annual Payment”). The Loan Note may be prepaid at any time prior to maturity with no prepayment penalties. As of December 30, 2022, and 2021, the balances of the loan note payable were $404,559 and $434,560, respectively.

On May 27, 2020, and August 25, 2020, ITA and NVL received unsecured loans from the Small Business Administration (“SBA”) of $149,900 and $113,400, respectively. These 2020 SBA loans bear interest at 3.75% per annum and are payable over 30 years with all payments of principal and interest deferred for the first twelve months. Substantially all of the assets of the Company are pledged as security for this loan. The balances on December 31, 2022, and 2021, was $149,169 and $149,169, respectively, for both periods. These notes are secured by substantially all assets of ITA and NVL.

On December 20, 2021, Trident Water and Altitude International Holdings, Inc. entered into an unsecured Loan Agreement with FVP Servicing, LLC for $500,000. The loan matures on December 20, 2023, and bears interest of 12%. The balance as of December 31, 2021, was $500,000. The loan is secured by the assets of Trident Water and Altitude International Holdings, Inc. and guaranteed by all entities of the Company. On February 8, 2022, the Company entered into a First Amendment to Loan Agreement for an additional incremental advance of $100,000. On April 29, 2022, the Company executed a Second Amendment to Loan Agreement with Feenix. This amendment relates to the Feenix loan dated December 20, 2021. The amendment provided the Company $2,650,000. As of December 31, 2022, and 2021, the balances were $3,250,000 and $500,000, respectively. See Note 10. At December 31, 2022, the balance was in default. On March 6, 2023, the Company entered into an agreement with FVP Servicing which settled these notes to a zero balance (see Note 14).

In the acquisition of Soccer America (see Note 3), the Company assumed the SBA loan dated June 15, 2020, with a balance of $100,000. The promissory note requires monthly payments of $641. The promissory note matures on June 15, 2050, and bears interest of 2.75%. The promissory note is secured by the assets of Soccer America. As of December 31, 2022, the balance was $100,000.

On September 2, 2022, Altitude International Holdings, Altitude Hospitality and Trident Water (collectively, the “Borrowers”) entered into a Loan Agreement with FVP Servicing, LLC, in its capacity as administrative agent (“FVP”), among others (the “Loan Agreement”), and ancillary documents including an Exclusivity Agreement, Revenue Share Agreement, Security Agreement, and Payment Guaranty (each as defined in the Loan Agreement) under which the Borrowers borrowed $15,000,000 with an interest rate per annum of SOFR (with a 2% floor) + thirteen percent (13%) and a maturity date of September 2, 2025 (with an option to extend one additional year if certain conditions are met) (the “Loan”). As additional consideration for the Loan, FVP or its designees will receive 102,754,802 restricted shares of common stock of the Company (the “Loan Consideration Shares”). As of December 31, 2022, the balance was $15,268,698 and was in default. On March 6, 2023, the Company entered into an agreement with FVP Servicing which settled these notes to a zero balance (see Note 14).

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

Pursuant to the Revenue Share Agreement, Altitude Hospitality agreed to pay FVP an amount equal to twenty percent (20%) of all net operating income (the “Revenue Share”) for such calendar quarter (on a cumulative basis). The term of the Revenue Share Agreement is ten years, however the Company has an option, upon ten business days’ prior written notice, to terminate the Revenue Share Agreement upon the payment to FVP an amount equal to $2,500,000, plus the amount of all Revenue Share payments accrued through the proposed termination date. Termination is available after three years. See Note 4.

On March 6, 2023, the Company assigned Altitude Hospitality to FVP Servicing (see Note 14). At that date, the Membership Agreement was terminated.

NOTE 9 – RELATED PARTY TRANSACTIONS

For the year ended December 31, 2022, the Company paid non-employee compensation to Gregory Breunich (“Breunich”), CEO and Chairman, and Gabriel Jaramillo (“Jaramillo”), Executive Vice President, and Director, collectively $310,000, which was paid to their company, Trans World Performance LLC, and individually paid Breunich and Jaramillo $67,520 and $4,729, respectively.

On October 24, 2022, the Company executed Employment Agreements with Breunich, Del Mastro and Jaramillo. Breunich will receive $300,000 annually, of which $60,000 is deferred for one year. Del Mastro and Jaramillo each will receive $250,000 annually, of which $50,000 is deferred for one year. Additionally, there are incentives included in the agreements. Additionally, the Employment Agreements include performance bonuses.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 5, 2015, the Board of Directors of the Company authorized 5,000,000 shares of preferred stock with no par value. Each share of the preferred stock is entitled to one vote and is convertible into one share of common stock.

On July 21, 2021, the Company filed a Certificate of Designation for Series A Preferred Stock. The Series A Preferred Stock shares vote together with the common stock and have voting rights equal to 0.019607 multiplied by the total issued and outstanding shares of common stock eligible (the “Numerator”) to vote at the time of the respective vote divided by 0.49 minus the Numerator. As of December 31, 2022, with 492,239,343 shares of common stock outstanding, the 51 shares of Series A Preferred Stock would have 501,890,680 votes per share of Series A Preferred Stock.

On July 23, 2021, the Company issued 51 shares of preferred stock to Gregory Breunich as part of the July 23, 2021 agreement between the Company and BHI.

As of December 31, 2022, and 2021, the Company had 51 shares of preferred stock and 51 shares of preferred stock issued and outstanding, respectively.

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

On September 2, 2022, the Company issued 102,754,802 shares of common stock to FVP Opportunity Fund III, LP (41,101,921 shares), FVP Opportunity Fund IV, LP (10,275,480 shares), GT Partners Private Credit Finance LLC (38,533,051 shares) and GT Monterey Cypress Finance LLC (12,844,350 shares), in conjunction with the financing by FVP Servicing LLC (see Notes 5 and 7). The common stock of the Company is thinly traded and had a value of $0.042 per share, therefore the Company recorded the transaction at $3,091,389 as a debt discount.

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

NOTE 11 – INCOME TAXES

As of December 31, 2022, and 2021, the Company has net operating loss carry forwards of $1,352,682 that $254,336, respectively, which may be available to reduce future years’ taxable income through 2042. In 2020, there were no tax impacts as Breunich Holding, Inc. was taxed as a limited liability company. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2022 and 2021), as follows:

	December 31,	December 31,
	2022	2021
Tax expense (benefit) at the statutory rate	$(1,694,818)	$(205,425)
State income taxes, net of federal income tax benefit	(403,528)	(48,911)
Change in valuation allowance	2,098,346	254,336
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2022 and 2021 remains open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021, are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$2,352,682	$254,336
Timing differences	-	-
Total gross deferred tax assets	2,352,682	254,336
Less: Deferred tax asset valuation allowance	(2,352,682)	(254,336)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2022 and 2021 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $2,352,682 and $254,336 as of December 31, 2022, and 2021, respectively. Due to the transaction between the Company and BHI, which resulted in a change of control, net operating loss carryforwards prior to the transaction may not be usable for the future.

NOTE 12 – DISAGGREGATED REVENUE CLASSES

The Company has seven distinct disaggregated revenue streams: hotel resort reservations, altitude chambers, tuition-based sports academies, hosting events, membership fees, uniform sales, and atmospheric water generators. Selected financial information for the Company’s operating revenue classes are as follows:

	For the Years Ended
	December 31,
	2022	2021
Revenues:
Hotel resort	$1,493,240	$-
Altitude chambers	421,550	-
Tuition-based sports academies	7,199,543	6,122,834
Hosting events	1,974,798	-
Uniform sales	472,693	-
Membership fees	466,401	-
Water systems	181,012	473,033
Total	$12,209,237	$6,595,867

The disaggregated revenue streams are:

●	Hotel resort – Revenues associated with customers staying at the Sandpiper Bay Resort.
●	Altitude chambers – Revenues associated with the sale of altitude chambers for exercise and health.
●	Tuition-based sports academies – Revenues associated with students enrolled in the soccer, tennis, volleyball or golf programs.
●	Hosting events – Revenues associated with soccer matches hosted by Rush Soccer.
●	Uniform sales – Revenues associated with the sale of uniforms to the players of Rush Soccer.
●	Membership fees – Revenues associated with the fees charged to the players of Rush Soccer to enable them to participate.
●	Water systems – Revenues associated with the sale of water machines manufactured by Trident Water.

NOTE 13 – RECLASSIFICATION OF PRIOR YEAR

The Company has reclassified certain line items on the statement of operations for the year ended December 31, 2021, as filed with the United States Securities and Exchange Commission.

In the 2021 filing, certain expenses, specifically depreciation and amortization expense were included in other general and administrative expenses for the periods ended December 31, 2021, whereas, due to the significance of these expenses, they are segregated for the periods ended December 31, 2022, therefore, for comparison purposes, these expenses have been extracted for the periods ended December 31, 2021.

NOTE 14 – SUBSEQUENT EVENTS

Default under September Loan Agreement

On December 8, 2022, the Company received a “Notice of Events of Default; Reservation of Rights; and Notice of Default Interest Accrual” letter (the “Default Notice”) from FVP. The Default Notice was in regard to the September Loan Agreement and designated two events of default under the September Loan Agreement, including the failure to obtain deposit account control agreements and failure to pay the amount of $3,250,000 by November 30, 2022. The Default Notice declared that effective as of November 30, 2022, the interest rate under the Loan Agreement will be charged at a default interest rate of twenty percent (20%) per year until all events of default are cured or waived in writing by FVP.

On December 16, 2022, the Company, Altitude Hospitality, LLC and Trident Water, LLC entered into an “Acknowledgment and Consent Agreement” (the “Consent Agreement”) with FVP, the administrative agent for certain lenders, and certain lenders relating to the Default Notice and default by the Company under the September Loan Agreement. Under the terms of the Consent Agreement, FVP agreed to make one or more advances to Altitude Hospitality (or directly to any applicable payee) by disbursing, in their sole and absolute discretion, up to an aggregate amount of $1,250,000.00 of the proceeds of the Growth Capital Loan defined in the September Loan Agreement on deposit in the Interest Reserve Account (as defined in the September Loan Agreement) to be used solely for working capital expenditures of Altitude Hospitality.

In exchange for this advance, the Company and its subsidiaries acknowledged liability under the September Loan Agreement, waived certain rights and cure periods, and released FVP and the lenders from claims.

Settlement Agreement and Divestiture of Altitude Hospitality

On March 6, 2023, the Company, Altitude Hospitality and Trident Water, LLC, together with the Company’s wholly owned subsidiaries entered into a Settlement Agreement (the “Settlement Agreement”) with FVP, and certain lenders (collectively, the “Loan Parties”). The Settlement Agreement relates to events of default by the Company under the September Loan Agreement.

Under the terms of the Settlement Agreement, the Company agreed to assign 100% of the membership interests of Altitude Hospitality to FVP’s designee.

In consideration for the assignment of the membership interests of Altitude Hospitality, the existing debt owed by the Company to the lenders under the September Loan Agreement was reduced by an amount of $18,255,476.11 (the “Partial Satisfaction Amount”). The Loan Parties also agreed to enter into a new loan agreement (the “New Loan Agreement”) in favor of the lenders with a principal amount of $750,000 to be used to pay off all existing amounts due under the September Loan Agreement. Upon the execution of the Settlement Agreement and the New Loan Agreement, all remaining existing debt owed by the Loan Parties under the September Loan Agreements was satisfied in full and the September Loan Agreement terminated, subject to certain limited contingent indemnification obligations that survive the termination and repayment.

Gregory Breunich, the manager of Altitude Hospitality resigned from Altitude Hospitality as required by the Settlement Agreement. Gregory Breunich will continue to serve as the Company’s CEO and Chairman.

As a result of the assignment of Altitude Hospitality under the Settlement Agreement, all agreements previously executed by Altitude Hospitality were also assigned to FVP’s designee. These assignments include the Property PSA with STORE, the Lease with STORE, the Membership Agreement with the Franchisor, the Disbursement Agreement with STORE and the Management Agreement with the Manager.

New Loan Agreement

On March 6, 2023, in connection with the execution of the Settlement Agreement, the Company and Trident Water, LLC, entered into the New Loan Agreement with FVP and the lenders. The proceeds of the New Loan Agreement, in the original principal amount of $750,000, were used to settle the September Loan Agreement and no cash was received by the Company.

Under the terms of the New Loan Agreement, the maturity date of the loan is June 30, 2025, and the Company and the Loan Parties agreed to pay an interest rate of twelve percent (12%) per annum. Through September 2024, the Company shall make interest only payments under the New Loan Agreement, after which it will make payments of $7,500 per month plus accrued interest until the maturity date, at which point all amounts due under the New Loan Agreement shall be paid.

In connection with the New Loan Agreement, the Company also entered into several related documents. These include a Payment Guaranty through which the Company agreed that its wholly owned subsidiaries would guarantee the New Loan Agreement, a Security Agreement securing the debt, Promissory Notes in favor of the Lenders under the Loan Agreement, and a Third Amended and Restated Exclusivity Agreement with FPS governing the merchant services utilization of credit card processing and other related services provided by FPS to the Company and its subsidiaries.

The New Loan Agreement contains customary representations, warranties, covenants, indemnification, and other terms for transactions of a similar nature.

Upon the execution of the Settlement Agreement and the New Loan Agreement, FVP issued a payoff letter to the Company regarding the payment in full of the September Loan Agreement.

Our sports academies, which we have operated on the Property for thirteen years, continue to operate.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2022 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2022, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

●	The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

●	The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our board members and executive officers as of March 20, 2023:

Name	Age	Position
Gregory Breunich	65	Chief Executive Officer, Acting Chief Financial Officer and Chairman
Gregory Anthony	53	Chief Communications Officer, President and Director
Gabriel Jaramillo	67	Executive Vice President and Director of Tennis Training
Scott Del Mastro	56	Executive Vice President and Chief Operating Officer

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Gregory Breunich, Chairman, Chief Executive Officer, and Acting Chief Financial Officer

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

Gregory Anthony, Director, Chief Communications Officer, and President

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

Gabriel Jaramillo, Executive Vice President and Director of Tennis Operations

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

Scott Del Mastro, Executive Vice President and Chief Operating Officer

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

Indemnification of Directors and Officers

Our directors and officers are indemnified as provided by the New York Business Corporation Law (“NYBCL”), Section 721 through Section 726, and our bylaws. We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event of a claim for indemnification against such liabilities is asserted by one of our directors, executive officers or controlling persons, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

Director Compensation

There were no formal agreements with our directors for compensation, although they have received shares for their services from time to time.

Director Independence

During the period ended December 31, 2022, we had no independent directors.

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

Directors’ and Officers’ Liability Insurance

The Company does have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Business Conduct and Ethics

The Board has adopted a code of business conduct and ethics applicable to its employees, directors, and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of Nasdaq. The code of business conduct and ethics will be publicly available on the Company’s website at https://altdintl.com. Any substantive amendments or waivers of the code of business conduct and ethics or code of ethics for senior financial officers may be made only by the Board and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of Nasdaq.

Corporate Governance & Board Independence

Our Board of Directors consists of two directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2022, were timely.

Family relationships

There are no family relationships among any of our officers or directors.

Current Management

Gregory Breunich was appointed as the Chief Executive Officer and Acting Chief Financial Officer of the Company on January 6, 2021.

On March 24, 2021, Gabriel Jaramillo was appointed as Executive Vice President and Director of Tennis. On March 26, 2021, Mr. Jaramillo was appointed to the Board of Directors of the Company. On November 8, 2022, Mr. Jaramillo resigned from the Board of Directors.

On February 2, 2021, Gregory Anthony was appointed as Chief Communications Officer and was appointed to the Board of Directors of the Company. On September 19, 2019, he was appointed as President and director.

On July 23, 2021, Scott Del Mastro was appointed as Chief Operating Officer and was appointed to the Board of Directors of the Company. On November 8, 2022, Mr. Del Mastro resigned from the Board of Directors.

ITEM 11. Executive Compensation

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by our officers.

						All Other
	Fiscal	Salary		Stock	Option	Compen-
Name and Principal Position	Year	Paid	Bonus	Awards	Awards	sation	Total
		($)	($)	($)	($)	($)	($)
Gregory Breunich, CEO and	2022	45,360	-	-	-	222,520	267,880
Acting CFO (a)	2021	-	-	-	-	180,000	180,000

Joseph B. Frost, COO (b)	2022	-	-	-	-	-	-
	2021	-	-	-	-	56,469	56,469

Robert Kanuth, CEO (c)	2022	-	-	-	-	-	-
	2021	-	-	-	-	-	-

Gregory Anthony, CCO (d)	2022	-	-	-	-	-	-
	2021	-	-	-	-	-	-

Gabriel Jaramillo, EVP, Director	2022	37,800	-	-	-	159,729	197,729
of Tennis Operations (e)	2021	-	-	-	-	180,000	180,000

Scott Del Mastro, Director	2022	123,085	-	-	-	9,452	132,537
of Operations (f)	2021	120,000	-	-	-	-	120,000

Gregory Whyte, Director of	2021	-	-	-	-	-	-
Sports Science & Performance (g)	2020	-	-	-	-	-	-

(a)	Appointed as CEO and Acting CFO, January 2021.
(b)	Appointed as COO, January 2018, and resigned on March 19, 2021.
(c)	Appointed as CEO and CFO, January 2019, and resigned in January 2021.
(d)	Appointed as President and Director, September 2019 and CCO in February 2021.
(e)	Appointed on July 23, 2021. Resigned as Director on November 8, 2022.
(f)	Appointed on July 23, 2021. Resigned as Director on November 8, 2022.
(g)	Appointed on July 23, 2021.

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

Employment Agreement with Gregory Breunich

On October 24, 2022, the Company entered into an employment agreement with Gregory Breunich, Chief Executive Officer and Chairman of the Company (the “Breunich Employment Agreement”). The Breunich Employment Agreement is for a term of five years, and it may be terminated by Mr. Breunich and the Company for good reason or for cause, respectively. Pursuant to the Breunich Employment Agreement, Mr. Breunich will receive an annual base salary of $300,000.00, of which $60,000.00 in the first year shall be deferred for one year and shall be eligible to earn annual target bonuses for each fiscal year comprised of a cash portion and a portion payable in shares of common stock of the Company, as discussed in the Breunich Employment Agreement. Mr. Breunich shall also be eligible to earn a buyout bonus to be paid to Mr. Breunich upon the closing of a sale of the Company.

Upon termination by Mr. Breunich for good reason, or by the Company without cause, the Company shall pay or provide to Mr. Breunich severance pay equal to his then current annual base salary for twelve (12) months, during which time Mr. Breunich shall continue to receive all employee benefits and employee benefit plans as described in the Breunich Employment Agreement. As a full-time employee of the Company, Mr. Breunich will be eligible to participate in all of the Company’s benefit programs.

Employment Agreement with Scott Del Mastro

On October 24, 2022, the Company entered into an employment agreement with Scott Del Mastro, Executive Vice President, Chief Operating Officer and Director of the Company (the “Del Mastro Employment Agreement”). The Del Mastro Employment Agreement is for a term of five years, and it may be terminated by Mr. Del Mastro and the Company for good reason or for cause, respectively. Pursuant to the Del Mastro Employment Agreement, Mr. Del Mastro will receive an annual base salary of $250,000.00, of which $50,000.00 in the first year shall be deferred for one year and shall be eligible to earn annual target bonuses for each fiscal year comprised of a cash portion and a portion payable in shares of common stock of the Company, as discussed in the Del Mastro Employment Agreement. Mr. Del Mastro shall also be eligible to earn a buyout bonus to be paid to Mr. Del Mastro upon the closing of a sale of the Company.

Upon termination by Mr. Del Mastro for good reason, or by the Company without cause, the Company shall pay or provide to Mr. Del Mastro severance pay equal to his then current annual base salary for twelve (12) months, during which time Mr. Del Mastro shall continue to receive all employee benefits and employee benefit plans as described in the Del Mastro Employment Agreement. As a full-time employee of the Company, Mr. Del Mastro will be eligible to participate in all of the Company’s benefit programs.

Mr. Del Mastro resigned as director on November 8, 2022, but still serves as an officer of the Company.

Employment Agreement with Gabriel Jaramillo

On October 24, 2022, the Company entered into an employment agreement with Gabriel Jaramillo, Director of Tennis and Director of the Company (the “Jaramillo Employment Agreement”). The Jaramillo Employment Agreement is for a term of five years, and it may be terminated by Mr. Jaramillo and the Company for good reason or for cause, respectively. Pursuant to the Jaramillo Employment Agreement, Mr. Jaramillo will receive an annual base salary of $250,000.00, of which $50,000.00 in the first year shall be deferred for one year and shall be eligible to earn annual target bonuses for each fiscal year comprised of a cash portion and a portion payable in shares of common stock of the Company, as discussed in the Jaramillo Employment Agreement. Mr. Jaramillo shall also be eligible to earn a buyout bonus to be paid to Mr. Jaramillo upon the closing of a sale of the Company.

Upon termination by Mr. Jaramillo for good reason, or by the Company without cause, the Company shall pay or provide to Mr. Jaramillo severance pay equal to his then current annual base salary for twelve (12) months, during which time Mr. Jaramillo shall continue to receive all employee benefits and employee benefit plans as described in the Jaramillo Employment Agreement. As a full-time employee of the Company, Mr. Jaramillo will be eligible to participate in all of the Company’s benefit programs.

Mr. Jaramillo resigned as director on November 8, 2022, but still serves as an officer of the Company.

Outstanding Equity Awards

There were no equity awards made to any named executive officer that were outstanding as of December 31, 2022.

Director Compensation

There was no director compensation issued for directors’ services in 2022 and no written agreements to compensate for directors’ services at this time.

2017 Incentive Stock Plan

On February 13, 2018, the Company’s shareholders and Board approved the 2017 Incentive Stock Plan (the “2017 Plan”). The 2017 Plan provides for the grant of two types of options: (1) incentive stock options, which are options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and (2) non-statutory options. Shareholder approval will make available a total of 3,000,000 shares of the Company’s authorized but unissued Common Stock for purchase upon exercise of options granted under the 2017 Plan. The term of the 2017 Plan is ten years, subject to earlier termination by the Board.

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

The 2017 Plan will be administered by the Board. The Board will have authority to construe, amend or terminate the 2017 Plan. A written agreement will evidence each option and determine whether the option is an incentive stock option or non-qualified stock option.

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

Options granted under the 2017 Plan will be no less than twenty percent (20%) of the shares covered thereby and shall become exercisable annually unless the Board determines otherwise. The Compensation Committee may accelerate vesting. Upon a change in control, all options outstanding at the date thereof will become fully vested and exercisable. The purchase price of option shares must be paid by wire transfer, except to the extent another method is permitted by the Board.

There are currently no stock options currently issued and outstanding under the 2017 Plan.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table lists, as of March 20, 2023, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 10% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership’ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 424,668,123 shares of our common stock issued and outstanding as of March 20, 2023. Except as disclosed herein, we do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Altitude International Holdings, Inc., 4500 SE Pine Valley Street, Port Saint Lucie, Florida 34952.

To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

		Amount and
		Nature of
	Title of	Beneficial	Percent of
Name and Address of Beneficial Owner	Class	Ownership (1)	Class (2)
Gregory Anthony (3)	Common Stock	21,000,000	4.27%
Gregory Breunich (4)	Common Stock	79,308,804	16.11%
	Preferred Stock	51	100.00%
Scott Del Mastro	Common Stock	43,039,295	8.74%
Gabriel Jaramillo	Common Stock	42,375,009	8.61%
Directors and Officers as a Group (total of 6 persons)	Common Stock	185,723,108	37.74%

5% Stockholders of a Class of Voting Stock
FVP Servicing, LLC (5)	Common Stock	65,390,717	15.4%
GT Partners Private Credit Fund I, LP (6)	Common Stock	51,096,739	10.38%

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

(3) Mr. Anthony owns 20,000,000 shares personally and beneficially owns 1,000,000 shares through his wife, Chere Anthony. Mr. Anthony has a proxy to vote the shares of his wife.

(4) Mr. Breunich owns 51 shares of preferred stock with voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (x) the Numerator.

(5) FVP Servicing, LLC is the administrative agent of the following lenders that own shares of the Company: Feenix Venture Partners Opportunity Fund LP (2,000.000 shares), Feenix Venture Partners Opportunity Fund II (2,000,000 shares), FVP Investments, LLC (1,712,580 shares), FVP Opportunity Fund III, LP 48,902,657 shares), and FVP Opportunity Fund IV, LP (10,275,480 shares). Keith Lee is the Manager of these entities and also owns 500,000 shares personally.

(6) Including GT Partners – Monterey Cypress Fund LP (12,844,350 shares) and GT Partners Private Credit Fund I, LP (38,533,051 shares). The Managing Partner of these entities is Scott Warner.

Changes in Control

Three of our stockholders own 164,723,108, or 33.46% of our outstanding shares of Common Stock. The principal stockholders are executive officers and one is the Chairman. They exercise significant influence over the control of our Company and may be able to cause or prevent a change in control.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged Turner, Stone & Company, LLP (“Turner Stone”) as our independent registered public accounting firm on January 14, 2022. The audit fees for December 31, 2022, and December 31, 2021, were approximately $60,000 and $60,000, respectively.

Audit-Related Fees

The aggregate fees billed in the last fiscal year for assurance and related services by Turner Stone that are reasonably related to the performance of the audit are reported under Audit Fees above.

Tax Fees

Turner Stone did not charge us any tax fees for the years ended December 31, 2022, and 2021.

All Other Fees

Turner Stone has not billed any other fees since their engagement on January 14, 2022.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.1	Amended Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2016).
3.1.2	Articles of Incorporation of Altitude International (incorporated by reference to the Form 8-K filed by the Company on July 3, 2017).
3.1.3	Amended Articles of Incorporation dated June 4, 2018 (incorporated by reference to the Form 10-K filed by the Company on March 30, 2021).
3.1.4	Amended Articles of Incorporation dated August 21, 2020 (incorporated by reference to the Form 10-K filed by the Company on March 30, 2021).
3.1.5	Amended Articles of Incorporation dated February 10, 2021(incorporated by reference to the Form 10-K filed by the Company on March 30, 2021).
3.1.6	Certificate of Amendment for Series A Preferred Stock dated July 21, 2021 (incorporated by reference from the Form 8-K filed by the Company on July 27, 2021).
10.1	Share Exchange Agreement (incorporated by reference from the Form 8-K filed by the Company on July 3, 2017).
10.2	Revised and Restated Licensing Agreement (incorporated by reference from the Form 8-K filed by the Company on January 28, 2019).

10.3	Proposal for Services with Orlando Magic Ltd. dated February 17, 2021 (incorporated by reference from the Form 8-K filed by the Company on February 23, 2021).
10.4	Share Exchange Agreement with Breunich Holding, Inc. (incorporated by reference from the Form 8-K filed by the Company on July 7, 2021).
10.5	Loan Agreement with FVP Servicing, LLC (incorporated by reference from the Form 8-K filed by the Company on December 27, 2021).
10.6	Security Agreement in favor of FVP Servicing, LLC (incorporated by reference from the Form 8-K filed by the Company on December 27, 2021).
10.7	Payment Guaranty (incorporated by reference from the Form 8-K filed by the Company on December 27, 2021).
10.8	Consulting, Management and License Agreement by and among Altitude International Holdings, Inc, CMA Soccer, LLC and Soccer Partners America, dated March 7, 2022 (incorporated by reference from the Form 8-K filed by the Company on March 9, 2022).
10.9	Purchase and Sale Agreement executed on April 27, 2022 and dated April 25, 2022 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 3, 2022).
10.10	Second Amendment to Loan Agreement with FVP Servicing, LLC and Amended and Restated Note (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 5, 2022).
10.11	First Addendum to Purchase and Sale Agreement dated May 31, 2022 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on June 2, 2022).
10.12	Third Addendum to Purchase and Sale Agreement (incorporate herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on July 29, 2022).
10.13	Purchase and Sale Agreement between Altitude Hospitality, LLC and STORE Capital Acquisitions, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.14	Disbursement Agreement between Altitude Hospitality, LLC and STORE Capital Acquisitions, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.15	Lease Agreement between Altitude Hospitality, LLC and STORE Capital Acquisitions, LLC dated September 1, 2022 (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.16	Membership Agreement between Altitude Hospitality, LLC and TMH Worldwide, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.17	Loan Agreement among Altitude International Holdings, Inc., Altitude Hospitality, LLC Trident Water, LLC and FVP Servicing, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.18	Security Agreement Altitude International Holdings, Inc., Altitude Hospitality, LLC Trident Water, LLC FVP Servicing, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.19	Amended and Restated Exclusivity Agreement with Feenix Payment Systems, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.20	Revenue Share Agreement among Altitude International Holdings, Inc., Altitude Hospitality, LLC and FVP Servicing, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.8 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.21	Three-Party Agreement between FVP Servicing, LLC, Altitude Hospitality, LLC and TMH Worldwide, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.9 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.22	Consent Agreement between Store Capital Acquisitions, LLC, FVP Servicing, LLC and Altitude Hospitality, LLC dated September 2, 2022 (incorporated herein by reference to Exhibit 10.10 to Current Report on Form 8-K filed by the Company on September 8, 2022).
10.23	Employment Agreement and Confidential Information and Invention Assignment Agreement dated October 24, 2022, between Altitude International Holdings, Inc. and Gregory Breunich (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 28, 2022).

10.24	Employment Agreement and Confidential Information and Invention Assignment Agreement dated October 24, 2022, between Altitude International Holdings, Inc. and Scott Del Mastro (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed by the Company on October 28, 2022).
10.25	Employment Agreement and Confidential Information and Invention Assignment Agreement dated October 24, 2022, between Altitude International Holdings, Inc. and Gabriel Jaramillo (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed by the Company on October 28, 2022).
10.26	Indemnification Agreement dated August 29, 2022, between Altitude International Holdings, Inc. and Gregory Breunich (incorporated herein by reference to Exhibit 10.26 to Current Report on Form 10-Q filed by the Company on October 31, 2022).
10.27	Indemnification Agreement dated August 29, 2022, between Altitude International Holdings, Inc. and Scott Del Mastro (incorporated herein by reference to Exhibit 10.27 to Current Report on Form 10-Q filed by the Company on October 31, 2022).
10.28	Indemnification Agreement dated October 9, 2022, between Altitude International Holdings, Inc. and Gabriel Jaramillo (incorporated herein by reference to Exhibit 10.28 to Current Report on Form 10-Q filed by the Company on October 31, 2022).
10.29	Indemnification Agreement dated August 29, 2022, between Altitude International Holdings, Inc. and Gregory Anthony (incorporated herein by reference to Exhibit 10.29 to Current Report on Form 10-Q filed by the Company on October 31, 2022).
10.30	Acknowledgment and Consent Agreement dated December 16, 2022 by and among Altitude International Holdings, Inc., Altitude Hospitality, LLC and Trident Water, LLC and FVP Servicing, LLC (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on December 22, 2022).
10.31	Settlement Agreement between Altitude International Holdings, Inc., Altitude Hospitality, LLC, Trident Water, LLC, FVP Servicing, LLC and certain lenders dated March 6, 2023 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on March 10, 2023).
10.32	Loan Agreement between Altitude International Holdings, Inc., Trident Water, LLC, FVP Servicing, LLC and certain lenders dated March 6, 2023 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on March 10, 2023).
10.33	Security Agreement between Altitude International Holdings, Inc., Trident Water, LLC, FVP Servicing, LLC and certain lenders dated March 6, 2023 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on March 10, 2023).
10.34	Payment Guaranty between Altitude International Holdings, Inc., Trident Water, LLC, FVP Servicing, LLC and certain lenders dated March 6, 2023 (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the Company on March 10, 2023).
10.35	Third Amended and Restated Exclusivity Agreement between Altitude International Holdings, Inc. and its subsidiaries and Feenix Payment Systems, LLC dated March 6, 2023 (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Company on March 10, 2023).
16.1	Letter Re: Change in Certifying Accountant (incorporated by reference from the Form 8-K filed by the Company on January 19, 2022),
99.1	Audited financial statements of Soccer Partners America as of and for year ended June 30, 2021 with the related notes to the financial statements (incorporated herein by reference to Exhibit 99.1 to Current Report on Form 8-K filed by the Company on May 19, 2022).
99.2	Unaudited condensed financial statements of Soccer Partners America as of March 31, 2022 and for the nine months ended March 31, 2022 and 2021, together with the related notes to the unaudited condensed financial statements (incorporated herein by reference to Exhibit 99.2 to Current Report on Form 8-K filed by the Company on May 19, 2022).
99.3	Unaudited pro-forma combined financial statements of Altitude International Holdings, Inc. and Soccer Partners America for the three months ended March 31, 2022 and 2021 and the years ended December 31, 2021 and 2020 (incorporated herein by reference to Exhibit 99.3 to Current Report on Form 8-K filed by the Company on May 19, 2022).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Name	Title	Date

/s/ Gregory Breunich	Chairman	March 22, 2023
Gregory Breunich

/s/ Gregory Anthony	Director	March 22, 2023
Gregory Anthony

